Form 10QSB
period 2005-03-31
HEMOBIOTECH INC
filed 2005-06-24
CIK 1301348

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                    to
                                              ------------------


                        COMMISSION FILE NUMBER 000-51334
--------------------------------------------------------------------------------


                                HEMOBIOTECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

             DELAWARE                                    33-0995817
----------------------------------------  --------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


       14221 DALLAS PARKWAY
          DALLAS, TEXAS                                    75254
----------------------------------------  --------------------------------------
(Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (214 540-8411)
                                                           --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         As of June 24, 2005, the registrant had outstanding 10,093,550 shares of Common stock, $0.001 par value per share.

         Transitional Small Business Disclosure Format (check one):
Yes [_]  No [X]


================================================================================

                                HEMOBIOTECH, INC.
                          (a development stage company)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I -- FINANCIAL INFORMATION..............................................  2

     ITEM I. -- Financial Statements.........................................  2

         Condensed Balance Sheet.............................................  2

         Condensed Statements of Operations..................................  3

         Condensed Statements of Changes In Stockholders' Equity.............  4

         Condensed Statements of Cash Flows..................................  5

         Condensed Notes to Financial Statements.............................  6

     ITEM 2.  Management's Discussion and Analysis or Plan of Operations..... 11

     ITEM 3.  Controls and Procedures ....................................... 15

PART II -- OTHER INFORMATION................................................. 16

     Item 1.  Legal Proceedings.............................................. 16

     Item 3.  Defaults Upon Senior Securities................................ 16

     Item 6.  Exhibits....................................................... 16

SIGNATURES................................................................... 18

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission (the "SEC"). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in our most recent registration statement on Form SB-2 under the caption "Risk Factors," all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

                         PART I -- FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                HEMOBIOTECH, INC.
                          (a development stage company)
                             CONDENSED BALANCE SHEET

                                                                          MARCH 31,             DECEMBER
                                                                            2005                   31,
                                                                         (Unaudited)              2004
                                                                       ----------------    --------------------
ASSETS:
CURRENT ASSETS:
     Cash                                                                  $ 2,877,182             $ 3,086,000
     Prepaid Expenses                                                           80,234                 110,000
                                                                       ----------------    --------------------
           Total Current Assets                                              2,957,416               3,196,000


     Equipment, net                                                              3,856                   3,000
     Debt financing costs, net of amortization of
    $449,440 in 2005 and $193,000 in 2004                                      573,960                 830,000
                                                                       ----------------    --------------------

                                                                           $ 3,535,232             $ 4,029,000
                                                                       ================    ====================

LIABILITIES:
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                 $   129,881              $  132,000
     Accrued interest payable                                                  103,036                  47,000
     Convertible notes payable, net debt discount of $491,932 in
       2005 and $703,000 in 2004                                             1,758,068               1,547,000
                                                                       ----------------    --------------------

        Total current liabilities                                          $ 1,990,985             $ 1,726,000
                                                                       ================    ====================


STOCKHOLDER'S EQUITY:

Common stock, $0.01 par value, 55,000,000 shares authorized,
10,093,550 shares issued and outstanding as of March 31, 2005
and December 31, 2004                                                           10,000                  10,000

Additional paid-in capital                                                   4,420,800               4,417,000

Unearned compensation                                                          (13,000)                (13,000)

Deficit accumulated during the development stage                            (2,873,553)             (2,111,000)
                                                                       ----------------    --------------------
        Total Stockholders' equity                                           1,544,247               2,303,000
                                                                       ----------------    --------------------
                                                                           $ 3,535,232          $    4,029,000
                                                                       ================    ====================

                  See Notes to Condensed Financial Statements.

                                HEMOBIOTECH, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                   October 31, 2001
                                                                  Three Months ended              (Inception) through
                                                                       March 31,                     March 31, 2005
                                                          -----------------------------------    ----------------------
REVENUE                                                         2005               2004
                                                          -----------------    --------------
   Operating Expenses:
        Research and development                              $    28,826         $   11,280        $   288,826

        General and administrative                                222,444            130,179          1,662,444
        Other Income (expenses)

        Interest Expense                                          522,898              5,460            942,890
        Interest Income                                           (11,615)                              (20,615)

   Net Loss                                                    $ (762,553)        $ (146,919)       $(2,873,553)
                                                          =================    ==============    ===================

   Basic and diluted loss per common share                         $(0.08)            $(0.02)
                                                          =================    ==============
   Weighted average number of shares outstanding

    basic and diluted                                          10,093,550          6,896,818
                                                          =================    ==============



                  See Notes to Condensed Financial Statements.

                                HEMOBIOTECH, INC.
                          (a development stage company)
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                                          DEFICIT
                                                                                        ACCUMULATED
                                                        ADDITIONAL                      DURING THE
                                 COMMON                  PAID -IN       UNEARNED        DEVELOPMENT
                                 SHARES       AMOUNT      CAPITAL     COMPENSATION         STAGE             TOTAL
                                 ------       ------    ----------    ------------      -----------          -----
BALANCE - DECEMBER 31, 2004    10,093,550       10,000     4,417,000         (13,000)        (2,111,000)      2,303,000

Net Loss for the period                                                                        (762,553)       (762,553)

Estimated
fair value of vested options
granted to Board of Advisors                                    3800                                              3,800

BALANCE - MARCH 31, 2005       10,093,550      10,000      4,420,800         (13,000)        (2,873,553)      1,544,247
                              -----------     -------     ----------        --------        -----------      ----------

                  See Notes to Condensed Financial Statements.

                                HEMOBIOTECH, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                              OCTOBER 3, 2001
                                                                     THREE MONTHS ENDED MARCH 31,                (INCEPTION)
                                                                    -----------------------------                   THROUGH
                                                                      2005                  2004               MARCH 31, 2005
                                                                     ------                ------           -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $      (762,553)             (146,919)      $          (2,873,553)
   Adjustments to reconcile net loss to net cash used in
         operating activities:
               Estimated fair value of options and
                     compensatory stock                                                                                   150,000
               Notes issued for services -- related party                                                                 354,000
               Expenses paid by stockholder                                                      1350                      14,000
               Amortization of deferred offering costs                  255,840                                           448,840
               Amortization of debt discount                            210,808                                           362,808
               Contribution of salary                                                                                      11,000
               Changes in:
                     Accounts payable and accrued expenses                2,694               140,109                     848,236
                     Accrued interest                                    56,250                  5460                     128,250
                     Prepaid expenses                                    29,079
                                                                                                                          (80,921)
         Net cash used in operating activities                         (207,882)                    0
                                                                                                                         (636,881)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (936)
                                                                                                                           (3,936)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and debt                                                                  3,767,000
   Payment of notes                                                                                                      (249,000)
         Net cash provided by financing activities                                                                      3,518,000
INCREASE (DECREASE) IN CASH                                            (208,818)                    0                   2,877,182
Cash -- beginning of period                                           3,086,000                     0                           0
CASH -- END OF PERIOD                                           $     2,877,182                     0       $           2,877,182
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Accrued salary exchanged for note                                                                        $             150,000
   Employees/stockholders contribution of salary                $                                           $             564,000
   Stockholders contribution of convertible note payable
         and related interest                                   $                                           $             280,000





                  See Notes to Condensed Financial Statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- THE COMPANY

         Hemobiotech, Inc. (the "Company" refers to Hemobiotech, Inc. or its predecessor entity) (a development stage company) was incorporated on October 13, 2003 under the laws of Delaware. In December 2003, HemoBioTech, Inc., a Texas corporation, was merged with and into the Company. The accompanying financial statements include the predecessor operations of the Texas Corporation from its inception on October 3, 2001. The historical basis of accounting was carried over in the merger, including the deficit accumulated in the development stage. The Company is researching and developing human blood substitute patented technology licensed exclusively from Texas Tech University Health Service Center ("TTU") (Note C). The Company is in the development stage and its efforts have been principally devoted to capital raising, organizational infrastructure development and research and development.

NOTE B -- BASIS OF PRESENTATION

         The interim financial statements presented are unaudited but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis of consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal years. The interim financial statements should be read in connection with the audited financial statements for the year ended December 31, 2004.

         The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $2,873,553 for the period through March 31, 2005 and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. At March 31, 2005 cash amounted to approximately $2,877,000. Management believes that current cash resources will be insufficient to repay convertible notes in October 2005 and fund operations for the next twelve months. Management's plans include continuing to finance operations through attempting a private or public placement of equity securities and monitoring and reducing expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  LOSS PER COMMON SHARE:

         Basic and diluted loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding potential common shares such as options, warrants and convertible instruments in the diluted computation as their effect would be antidilutive.

[2]  STOCK -BASED COMPENSATION:

         As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. If the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation, the effect on net loss and net loss per share would have been as follows:

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                              -------------------------------------------------
                                                                      2005                       2004
                                                                      ----                       ----
Net loss                                                      $             (762,553)    $            (146,919)
Total stock-based employee compensation expense
   Determined under fair value based method for
   all awards, net of related tax effects                                     (7,100)                        0
Pro forma net loss attributable to common Stockholders        $             (769,653)    $            (146,919)

Net loss per common share (basic and diluted):
         As reported                                          $                 (.08)    $                (.02)
         Pro forma                                            $                 (.08)    $                (.02)

The weighted-average fair values at date of grant for options granted during the three months ended March 31, 2005 and 2004 were $0.71 and $.00 respectively. There were no options granted for the three months ended March 31, 2004.The value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    THREE MONTHS ENDED MARCH 31,
                                                                2005

       Expected life in years                                  5 - 10
       Interest rate                                        4.16% - 4.33%
       Volatility                                                80%
       Dividend yield                                            0%

[3] USE OF ESTIMATES:
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the selection of assumptions underlying the calculation of the fair value of options. Actual results could differ from those estimates.

[4] DEFERRED FINANCING COSTS:

         Deferred financing costs include costs attributable to issuing convertible notes in the amount of $1,023,000 and such costs are being amortized to interest expense over the term of convertible notes.

NOTE D -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                   March 31, 2005       December 31, 2004

Professional fees                         118,053            113,000
Directors' fee                                                12,000
Other                                      11,828              7,000
                                           ------              -----
                                         $129,881            132,000

NOTE E -- AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SERVICE CENTER ("TTU")

         On January 22, 2002, the Company entered into an exclusive license agreement with TTU with respect to receiving certain patented rights. The Company is committed to the exploitation of such patented rights.

         In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTU (subject to anti-dilution protection).In addition, the Company has agreed to fund, over a four year period, $1.2 million to support efforts in incubating and commercializing other TTU technologies. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations. The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. As of March 31, 2005, such approval had not been obtained. In addition, the Company has agreed to reimburse TTU for all intellectual property protection costs and patent maintenance fees. On May 20, 2004 TTU agreed to waive its antidiltution protection in exchange for 135,765 shares of common stock. Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations.

         In addition, in July 2002, the Company entered into a sponsored research agreement with TTU for the period September 1, 2002 through August 31, 2006, subject to a two-year extension to be mutually agreed on by the parties in the second year of the agreement and prior to August 31, 2006. The agreement may be terminated by either party on 90 days written notice. In November 2004, the Company agreed to fund the next phase of its research under the sponsored research agreement through November 30, 2005 for a fixed fee of approximately $231,000, which was paid in December 2004.

NOTE F -- CONVERTIBLE NOTES PAYABLE

         On October 31, 2003, a $150,000 note was exchanged for services previously provided by a principal stockholder. The note bears interest at 5% per annum and was due on December 31, 2003 and was convertible into shares of common stock at $2.21 per share. Effective July 15, 2004, such note and accrued interest of approximately $5,000 was forgiven and treated as a capital contribution.

         On July 15, 2004, a note with principal of $174,000 bearing interest at 5% per annum, due on December 31, 2003 and convertible into shares of common stock at $2.21 per share was extended to the consummation of a private placement of $2,500,000 (Note I). On October 13, 2004, such note plus $1,000 of accrued interest was paid and the balance of accrued interest was forgiven. Such forgiveness was treated as a capital contribution.

         On October 13, 2004, $75,000 of a note with a principal of $180,000 bearing interest at 5% per annum, due on May 1, 2004 and convertible into shares of common stock at $2.21 per share was paid. The balance of principal and accrued interest was forgiven and was treated as a capital contribution.

NOTE G -- CAPITAL DEFICIENCY

[1]  STOCK SPLIT:

         On August 16, 2004, the Board of Directors approved a reverse stock split of one share of common stock for .543056 shares of common stock. All common stock and common stock equivalent shares in the accompanying financial statements have been adjusted to give retroactive effect to the reverse stock split.

[2]  PRIVATE PLACEMENT:

         On October 27, 2004, the Company completed a private placement of 45 units and raised gross proceeds of $4,500,000. Each unit consists of a $50,000 unsecured convertible promissory note, 58,824 shares of common stock and 117,648 warrants. The notes bear interest at 10% per annum (an effective rate of 77%) and are convertible at the option of the holder into common stock or securities , as defined, at a conversion price equal to the fair market value per share price at the time of conversion.

         The gross proceeds from the sale of each unit was allocated based on relative fair values to each of the components.

Convertible notes payable                                  $31,000
Common stock                                                31,000
Warrants                                                    38,000
                                                   ---------------------
    Total                                                 $100,000

         Based on the allocation of the relative fair values to the components of the private placement offering, the debt discount was calculated to be $855,000, which is being amortized as expense to interest expense over the term of the notes.

         The interest on the note is convertible into common stock at the Company's option. The notes are due the earlier of October 27, 2005 or the date the Company consummates an additional financing having gross proceeds of not less than $4,000,000. The warrants are exercisable at $1.06 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants are subject to redemption, at the Company's sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equals or exceeds $2.12 for a period of at least 20 consecutive trading days at a redemption price of $.001 per warrant.

         Under the terms of the October 2004 private placement, the Company agreed to file a registration statement on Form SB-2 with the SEC prior to December 27, 2004 to register for public resale the shares of common stock issued in the October 2004 private placement and issuable on (i) conversion of the Company's 10% convertible unsecured promissory notes, (ii) payment, at the Company's sole option, of accrued but unpaid interest on the notes, and (iii) exercise of the warrants, and to use its commercially reasonable efforts to have the registration statement declared effective by the SEC prior to February 24, 2005. The Company agreed that if the registration statement was not filed with the SEC on or by December 27, 2004, the Company would pay the holders of such securities liquidated damages equal to an aggregate of $90,000 for each 30 consecutive days (pro-rated daily) after December 27, 2004 during which the registration statement was not filed with the SEC. In addition, the Company agreed that, if the registration statement was not declared effective by the SEC prior to February 24, 2005, the Company would pay to such holders liquidated damages equal to an aggregate of $90,000 for every 30 consecutive days (pro-rated daily) after February 24, 2005 during which the registration statement was not declared effective by the SEC.

         Because the registration statement was filed initially with the SEC on January 18, 2005, the Company would have been required to pay to the holders of such securities an aggregate of $66,000 in cash as liquidated damages. However, under a waiver and extension agreement signed by certain of such holders, certain security holders waived their right to receive an aggregate of $62,766 of such liquidated damages. The remaining security holders did not agree to waive their right to receive their pro rata share of such liquidated damages and the Company is therefore required to pay $3,234 of such liquidated damages to the non-waiving security holders. Further, since the registration statement was not declared effective until May 13, 2005, the Company would have been required to pay such holders an aggregate additional cash liquidated damages payment of at least $195,000, calculated as of May 1, 2005. However, under the waiver and extension agreement, certain security holders agreed to waive their right to receive an aggregate of approximately $186,000 of such additional liquidated damages. The remaining security holders did not agree to waive their right to receive their pro rata share of such additional liquidated damages and the Company is therefore required to pay approximately $9,000 of such additional liquidated damages to the non-waiving security holders. In addition, since the registration statement was not declared effective until May 13, 2005, the Company is required to pay all of the security holders an aggregate of an additional $36,000 for liquidated damages that accrued between May 1, 2005 and May 13, 2005. As of June 24, 2005, the Company has not paid any part of these liquidated damages.

The Company recorded a liquidating damage penalty of $12,000 for the three months ended March 31, 2005.

[3] STOCK OPTION/STOCK ISSUANCE PLAN:

         During 2003, the Board of Directors of the Company approved a Stock Option/Stock Issuance Plan (the

"Plan") which provides for the granting of options or stock to purchase up to 3,000,000 shares of common stock (on a pre-reverse stock split basis), under which, directors, employees and independent contractors are eligible to receive incentive and non-statutory stock options and common shares (employees). The Company's stockholders approved the Plan in August 2004.

         On August 16, 2004, the Board of Directors and stockholders of the Company approved the reduction in the number of shares reserved for under the Plan to 1,629,168 shares reflecting the effect of the .543056 reverse split effected by the Company. Options granted under the Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value of the common stock on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant.

         Options under the Plan generally vest 25%(partially) on the first anniversary date of the grant and then, thereafter, equally over thirty-six months.

         During the years ended December 31, 2004 and 2003, the Company granted 25,860 and 103,179 options, respectively, to purchase common stock to members of the Company's Board of Advisors. The Company will record additional charges when these options vest at the then market price.

         During the year ended December 31, 2004, in connection with the change in status of an option holder from a member of the Board of Advisors to Director, the Company recorded deferred stock compensation of $13,000, representing the difference between the exercise price and the market value of the Company's common stock on the date such stock option holder's status was changed. Deferred compensation is included as a component of stockholders' equity (capital deficiency) and is being amortized to expense over the remaining vesting period of the stock options.

         Stock option activity under the plan is summarized as follows:

                                                                               YEAR ENDED MARCH 31,
                                                                MARCH 31, 2005                       DECEMBER 31,2004
                                                          ---------------------------         -------------------------------
                                                                            WEIGHTED                             WEIGHTED
                                                                            AVERAGE                              AVERAGE
                                                                            EXERCISE                             EXERCISE
                                                             SHARES          PRICE               SHARES           PRICE

Options outstanding at beginning of period                  1,119,387      $     0.23           1,053,527        $   0.19
Granted                                                        10,000            0.85              65,860            0.85
Options outstanding at end of period                        1,129,387            0.23           1,119,387            0.23
                                                           ==========                          ==========
Options exercisable at end of period                          697,923            0.24             664,140            0.23
                                                             ========                            ========

         At March 31, 2005, 499,781 options were available for grant under the Plan.

         The following table presents information relating to stock options outstanding under the Plan as of March 31, 2005:

                                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                               -------------------                   -------------------
                                                                     WEIGHTED
                                                      WEIGHTED        AVERAGE                       WEIGHTED
                                                       AVERAGE       REMAINING                       AVERAGE
                    RANGE OF                          EXERCISE        LIFE IN                       EXERCISE
                 EXERCISE PRICE      SHARES             PRICE          YEARS       SHARES             PRICE

                      $.18              404,574         $ .18          8.93           222,539         $ .18
                      $.20              651,668           .20          3.83           425,384           .20
                      $.85               73,145           .85          9.72            50,000           .85
                                 ---------------                                --------------
                                      1,129,387           .24          6.01           697,923           .24
                                     ==========                                      ========

         The weighted average fair value at date of grant for options granted the first quarter of 2005 was $.71. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                      MARCH 31,             DECEMBER 31,
                                         2005                   2004
                                   -------------------------------------------
Risk-free interest rates                4.60%              4.05% to 4.40%
Expected option life in years             10                     10
Expected stock price volatility          80%                    80%
Expected dividend yield                   0%                     0%

[4] REVISION:

         The December 31, 2004 financial statements have been changed to reflect a different method of separately valuing common stock issued during 2004. The effects of this change was to decrease total liabilities and increase stockholders' equity by $703,000 at December 31, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RECENT DEVELOPMENTS

         In October 2004, we completed a private placement of units, with each unit consisting of one 10% convertible unsecured promissory note in the principal amount of $50,000, 58,824 shares of our common stock and a five-year warrant to purchase 117,648 shares of our common stock at an exercise price of $1.06 per share. We sold 45 units in the private placement at a price of $100,000 per unit, and we received gross cash proceeds of $4.5 million. Our net proceeds were $3.43 million, which includes the aggregate principal amount of our 10% unsecured convertible promissory notes outstanding.

         On May 13, 2005, we completed the registration of 11,382,431 shares of our common stock under the Securities Act of 1933, as amended. Such shares include 2,647,080 presently outstanding shares of our common stock, 3,441,191 shares of our common stock( valued at $.85 per share) issuable on conversion of $2.25 million principal amount of our 10% convertible unsecured promissory notes and, in our sole discretion, in payment of accrued interest on such notes, and 5,294,160 shares of common stock (valued at $.85 per share) issuable on the exercise of outstanding warrants to purchase our common stock. All of the shares are to be sold by existing security holders of the Company. We will not receive any of the proceeds from the sale of these shares, but will, however, receive proceeds in connection with any exercise of the warrants referred to above.

PLAN OF OPERATIONS

         We were founded in 2001 as "HemoBioTech, Inc.," a Texas corporation. In 2003, we incorporated a sister corporation named "Hemobiotech, Inc." in the State of Delaware. On December 1, 2003, HemoBioTech, Inc. was merged with and into Hemobiotech, Inc., with Hemobiotech, Inc. as the surviving entity. Our principal executive offices are located at 14221 Dallas Parkway, Suite 1500, Dallas, Texas 75254, and our telephone number is (214) 540-8411. Our website is located at www.hemobiotech.com.

         We are primarily engaged in the research and development of human blood substitute technology exclusively licensed from Texas Tech University Health Services Center, although in 2003, 2004 and in the three months ended March 31, 2005 most of our working capital was used to pay for general and administrative costs, salaries, legal and accounting fees and the cost of raising money. After reviewing the blood substitute technology developed by researchers at Texas Tech, in January 2002 we licensed from Texas Tech the exclusive rights to various alternative compositions of HemoTech, a novel blood substitute that is based on hemoglobin (which is the key protein in red blood cells that carries oxygen) of both bovine (cow) and human origin, as well as methods for its production and use. What makes HemoTech a novel potential blood substitute product is the fact that it is comprised of hemoglobin that has been isolated from bovine blood and then chemically modified to make the product non-toxic. We also have an agreement with Texas Tech that any patent issuing from its patent application relating to the induction of erythropoiesis (which is the production of red blood cells by the body) will be included under our exclusive license with Texas Tech. In addition to our license and patent agreement with Texas Tech, we entered into a sponsored research agreement with Texas Tech in July 2002, under which we are entitled to use certain of Texas Tech's production and research and development facilities in Lubbock, Texas.

         Our goal is to address an increasing demand for a safe and inexpensive human blood substitute product in the United States and around the world through our licensed technology. We believe that certain initial pre-clinical and early stage human trials undertaken outside the U.S. by prior holders of this technology suggest that our licensed technology may possess properties that diminish the intrinsic toxic effects of hemoglobin and help reduce or eliminate the abnormal reaction associated with hemorrhagic shock (which is the loss of blood pressure and the lowering of vital signs resulting from the loss of blood).

RESEARCH AND DEVELOPMENT OF HEMOTECH

         HemoTech is currently our only potential product. We expect that the remaining production, development, testing and FDA approval of HemoTech, if ever, will occur over a period of approximately 8 to 9 years. In other words, assuming we are able to progress through each phase of clinical trials efficiently and without significant delay, we believe we could obtain FDA approval of HemoTech by mid-2012, and possibly even earlier.

         HemoTech must undergo several major stage of production, development, clinical study and testing before being in a position to submit its NDA application to the FDA, as follows:

         o PRODUCTION OF HEMOTECH. In order to produce HemoTech for Phase I clinical trials, we must complete certain upgrades of the current HemoTech production facilities located at Texas Tech. We expect that the initial phase of these upgrades will be completed by the end of the second quarter of 2005, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials and unexpected costs associated with construction. We believe such upgrades will cost us approximately $85,000 and such upgrades are contemplated by our stage 2 sponsored research agreement with Texas Tech. This amount was included in the $230,503 that we paid to Texas Tech on December 13, 2004 when we entered into our stage 2 sponsored research agreement. We anticipate that the second phase of these upgrades will be finished by the end of 2005, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials, unexpected costs associated with construction and our ability to raise sufficient capital in order to complete such upgrades. We expect that such additional upgrades will cost us approximately $120,000. We will be required to raise such additional funds, as part of the $10-15 million that we will need to raise within the next eight to nine months, in order to pay for these additional upgrades.

         o PREPARATION AND SUBMISSION OF U.S. IND APPLICATION. We started preparing our U.S. IND application on December 13, 2004, when we entered into our phase 2 sponsored research agreement with Texas Tech. under our stage 2 sponsored research agreement, Texas Tech has agreed to assist us in preparing our U.S. IND application by providing certain services, including converting all of the information contained in the European IND application into digital format and analyzing our proposed Phase I U.S. clinical trial testing procedures, to be set forth in our U.S. IND application. We agreed to pay Texas Tech $110,000 for these services. This amount was included in the $230,503 that we paid to Texas Tech on December 13, 2004 when we entered into our stage 2 sponsored research agreement. We expect to complete the preparation of our U.S. IND application and to be in a position to submit our application to the FDA by early 2006, although there can be no assurance that we will be able to meet this deadline, depending on, among other things, the rate of conversion of the information contained in the European IND application to digital format, the timing and outcome of Texas Tech's analysis of our proposed Phase I U.S. clinical trials testing procedure, and the timing and outcome of the regulatory analysis to be performed by our regulatory consultant, BioLink. We anticipate that the cost of submitting our application to the FDA will be approximately $400,000. We will be required to raise such additional funds as part of the $10.0-15.0 million that we will need to raise within the next eight to nine months, in order to pay for the cost of submitting our U.S. IND application to the FDA.

         o PHASE I OF OUR U.S. CLINICAL TRIALS. Once our U.S. IND application has been submitted to the FDA and we receive no objections from the FDA, we expect to be able to commence our Phase I U.S. clinical trials of HemoTech. Depending on whether the FDA accepts our U.S. IND application in early 2006, we believe that we could begin Phase I clinical trials by the end of the second quarter of 2006. We estimate that our Phase I clinical trials (including the costs of doing additional research and development of HemoTech during our Phase I clinical trials, production of the product and the operational and overhead costs that we will incur during our Phase I clinical trials) will cost approximately $10.0 million.

RESULTS OF OPERATIONS

         We are a development stage company and have not generated any revenue from inception through March 31, 2005. Through the third quarter of 2004, our efforts were principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and sponsored research agreements with Texas Tech, hiring employees and consultants, establishing our Board of Advisors, developing a business plan, raising capital, and engaging in other organizational and infrastructure development. Until the consummation of our October 2004 private placement, we did not have the financial resources to engage in any significant research and development activities. However, we used part of the proceeds of our October 2004 private placement to fund stage 2 of our sponsored research agreement with Texas Tech, representing our first significant expenditure of resources on the research and development of HemoTech.

         Total expenses, and thus our losses, totaled $2,873,553 from October 3, 2001 (inception) through March 31, 2005. Such losses included $617,000 in 2003, $1,073,000 in 2004, and $762,553 for the three months ended March 31, 2005.

         THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

         Costs incurred during the three months ended March 31, 2004 served to increase current liabilities (see liquidity and capital resources below).

         Total expenses were $762,553 for the three months ended March 31,2005 period compared with $146,919 for the corresponding period in 2004, an increase of $615,634 resulting primarily from the following:

         We incurred significantly higher total interest costs resulting from the private placement completed in October, 2004. Total net interest charges increased $505,823 resulting primarily from amortization of debt issues costs ($255,840) , amortization of debt discount costs ($210,808), and $56,250 related to our 10% convertible notes in the current period compared to $5,460 in the same period last year.

         Our research and development expenses increased $17,546 resulting from higher expenses and spending associated with phase two of our sponsored research agreement with Texas Tech University entered into in November, 2004.

         Our general and administrative costs increased $92,265 resulting from increased professional fees, patent costs, office rental and related charges, which were somewhat offset by lower salary costs.

LIQUIDITY AND CAPITAL RESOURCES

         In October 2004, we completed a private placement of units, with each unit consisting of one 10% convertible unsecured promissory note in the principal amount of $50,000, 58,824 shares of our common stock and a five-year warrant to purchase 117,648 shares of our common stock at an exercise price of $1.06 per share. We sold 45 units in the private placement at a price of $100,000 per unit, and we received gross proceeds of $4.5 million. Our net proceeds were $3.43 million, which includes the aggregate principal amount of our 10% unsecured convertible promissory notes outstanding. We intend to use the proceeds of the offering (of which there is approximately $2.9 million remaining as of March 31, 2005) over the next eight to nine months to pay for the following costs and expenditures:

         o our general and administrative expenses (including salaries, legal and other professional fees, consulting and advisory fees, and to pay for the costs associated with raising additional capital);

         o preparation of our U.S. IND application and the costs associated with making certain upgrades to the HemoTech production facility,

         We believe our current available cash of approximately $2.9 million will be sufficient to complete our immediate planned operations described above. If our selling stockholders convert any portion of our 10% convertible unsecured notes into shares of our common stock (of which there can be no guarantee), however, we will apply such unused funds to make up any shortfall we may have in the foregoing operating costs and to further develop HemoTech.

         Following completion of our U.S. IND application, our planned operations will include submission of our U.S. IND application, commencement and completion of our Phase I U.S. clinical trials, continuation of our research and development of HemoTech during Phase I clinical trials, and payment of our operational and overhead costs that we will incur during our Phase I clinical trials. In order to complete these additional planned operations, we will need to raise an additional $10-15 million within the next eight to nine months. If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, there can be no assurance that we will be able to implement our business plan, complete these planned operations, or continue our operations beyond the next 12 months.

         We will have to fund our liquidity requirements through public or private equity offerings or debt financings. We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we will be unable to fund our expansion, successfully promote our brand, develop our products and respond to competitive pressures or take advantage of acquisition opportunities, any of which would have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available. Continued negative cash flows create substantial doubt about our ability to fully implement our operating plan and we may have to reduce the scope of our planned operations, which may jeopardize our ability to continue our business. If cash and cash equivalents, together with any cash generated from operations, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations.

ITEM 3.  CONTROLS AND PROCEDURES

         Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the SEC, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

         The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer, president and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         (a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

         (b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

         (c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material adverse effect on the financial statements.

         During the period covered by this Form 10-QSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II --OTHER INFORMATION

           Items 2, 4 and 5 are not applicable and have been omitted.

ITEM 1.  LEGAL PROCEEDINGS.

         We are not party to any litigation or threatened litigation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         In October 2004, we completed a private placement of units, with each unit consisting of one 10% convertible unsecured promissory note in the principal amount of $50,000, 58,824 shares of our common stock and a five-year warrant to purchase 117,648 shares of our common stock at an exercise price of $1.06 per share. We sold 45 units in the private placement at a price of $100,000 per unit, and we received gross cash proceeds of $4.5 million. Our net proceeds were $3.43 million, which includes the aggregate principal amount of our 10% unsecured convertible promissory notes outstanding. Under the terms of our October 2004 private placement, we agreed to file a registration statement on Form SB-2 with the SEC prior to December 27, 2004 to register for public resale the shares of common stock issued in the October 2004 private placement and issuable on (i) conversion of our 10% convertible unsecured promissory notes, (ii) payment, at our sole option, of accrued but unpaid interest on the notes, and (iii) exercise of the warrants, and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC prior to February 24, 2005.

         We agreed that if the registration statement was not filed with the SEC on or by December 27, 2004, we would pay the holders of such securities liquidated damages equal to an aggregate of $90,000 for each 30 consecutive days (pro-rated daily) after December 27, 2004 during which the registration statement was not filed with the SEC. In addition, we agreed that, if the registration statement was not declared effective by the SEC prior to February 24, 2005, we would pay to such holders liquidated damages equal to an aggregate of $90,000 for every 30 consecutive days (pro-rated daily) after February 24, 2005 during which the registration statement was not declared effective by the SEC.

         Because the registration statement was filed initially with the SEC on January 18, 2005, we would have been required to pay to the holders of such securities an aggregate of $66,000 in cash as liquidated damages. However, under a waiver and extension agreement signed by certain of such holders, certain security holders agreed to waive their right to receive their pro rata share of such liquidated damages and we are therefore required to pay $3,234 of such liquidated damages to the non-waiving security holders. Further, since the registration statement was not declared effective until May 13, 2005, we would have been required to pay such holders an aggregate additional cash liquidated damages payment of at least $195,000, calculated as of May 1, 2005. However, under the waiver and extension agreement, certain security holders agreed to waive their right to receive an aggregate of approximately $186,000 of such additional liquidated damages. The remaining security holders did not agree to waive their right to receive their pro rata share of such additional liquidated damages and we are therefore required to pay approximately $9,000 of such additional liquidated damages to the non-waiving security holders. In addition, since the registration statement was not declared effective until May 13, 2005, we are required to pay all of the security holders an aggregate of an additional $36,000 for liquidated damages that accrued between May 1, 2005 and May 13, 2005. As of June 24, 2005, we have not paid any part of these liquidated damages.

ITEM 6.  EXHIBITS

         31.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

         31.2 Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

         32.1* Certification of Principal Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

         32.2* Certification of Principal Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

----------------------------------
* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Hemobiotech, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                HEMOBIOTECH, INC.


Dated June 24, 2005             By: /s/ Arthur Bollon, Ph.D.
                                    -------------------------------------------
                                    Dr. Arthur P. Bollon- Chairman of the Board
                                    And Chief Executive Officer
                                    (PRINCIPAL EXECUTIVE OFFICER)


Dated June 24, 2005            By:  /s/ Mark J. Rosenblum
                                    -------------------------------------------
                                    Mark J. Rosenblum - Chief Financial Officer
                                    and Secretary
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

31.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1* Certification of Principal Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2* Certification of Principal Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

----------------------------------
* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Hemobiotech, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.