Form 10QSB
period 2005-06-30
HEMOBIOTECH INC
filed 2005-08-11
CIK 1301348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark one)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                        COMMISSION FILE NUMBER 000-51334

                                HEMOBIOTECH, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                               33-0995817

       (State or other jurisdiction of
       incorporation or organization)                 (I.R.S. Employer
                                                      Identification No.)




         14221 DALLAS PARKWAY Ste. 1500
                  DALLAS, TEXAS                              75254
     (Address of principal executive offices)             (Zip  Code)

       Registrant's telephone number, including area code: (214 540-8411)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of August 11, 2005, the registrant had outstanding 10,093,550 shares of Common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one):
Yes [_] No [X]

                                HEMOBIOTECH, INC.
                          (a development stage company)


                                TABLE OF CONTENTS


                                                                            Page


PART I -- FINANCIAL INFORMATION .............................................. 2

ITEM I. -- Financial Statements .............................................. 2

Condensed Balance Sheets ..................................................... 2

Condensed Statements of Operations ........................................... 3

Condensed Statements of Changes In Stockholders' Equity ...................... 4

Condensed Statements of Cash Flows ........................................... 5

Condensed Notes to Financial Statements ...................................... 6

ITEM 2. Management's Discussion and Analysis or Plan of Operations ...........11

ITEM 3. Controls and Procedures ..............................................15

PART II -- OTHER INFORMATION .................................................16

Item 1. Legal Proceedings ....................................................16

Item 3. Defaults Upon Senior Securities ......................................16

Item 6. Exhibits .............................................................16

SIGNATURES ...................................................................18

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission (the "SEC"). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described under the caption "Risk Factors" in our registration statement on Form SB-2 (as amended), filed with SEC on May 13, 2005, all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

                         PART I -- FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                                HEMOBIOTECH, INC.
                          (a development stage company)

                            CONDENSED BALANCE SHEETS


                                                                                                  JUNE 30,               DECEMBER
                                                                                                    2005                    31,
                                                                                                 (Unaudited)                2004
                                                                                                 -----------            -----------
ASSETS:
CURRENT ASSETS:
    Cash                                                                                         $ 2,516,443            $ 3,086,000
    Prepaid Expenses                                                                                 143,122                110,000
                                                                                                 -----------            -----------

             Total Current Assets                                                                  2,659,565              3,196,000


    Equipment, net                                                                                    10,250                  3,000
    Debt financing costs, net of amortization of
    $705,280 in 2005 and $193,000 in 2004                                                            318,120                830,000
                                                                                                 -----------            -----------
                                                                                                 $ 2,987,935            $ 4,029,000
                                                                                                 ===========            ===========




LIABILITIES:
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                        $   201,414            $   132,000
    Accrued interest payable                                                                         151,798                 47,000
    Convertible notes payable, net debt discount of $279,134 in
      2005 and $703,000 in 2004                                                                    1,970,866              1,547,000
                                                                                                 -----------            -----------

          Total current liabilities                                                              $ 2,324,078            $ 1,726,000
                                                                                                 ===========            ===========



STOCKHOLDER'S EQUITY:

Common stock, $0.01 par value, 55,000,000 shares authorized,
10,093,550 shares issued and outstanding as of June 30, 2005
and December 31, 2004                                                                            $    10,000            $    10,000

Additional paid-in capital                                                                         4,424,500              4,417,000

Unearned compensation                                                                                 (9,366)               (13,000)

Deficit accumulated during the development stage                                                  (3,761,277)            (2,111,000)
                                                                                                 -----------            -----------

          Total Stockholders' equity                                                             $   663,857            $ 2,303,000
                                                                                                 -----------            -----------

                                                                                                 $ 2,987,935            $ 4,029,000
                                                                                                 ===========            ===========


                  See Notes to Condensed Financial Statements.

                                HEMOBIOTECH, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                         October 31, 2001(Inception
                                        Three Months Ended June 30          Six Months Ended June 30         through June 30 2005
                                        --------------------------          ------------------------         --------------------
Revenue

   Operating Expenses:                    2005               2004          2005                2004
                                          ----               ----          ----                ----

   Research and development              $47,324           $115,000       $76,150            $115,000              $336,150

   General and administrative            338,940            155,369       561,382             296,828             2,001,382

         Interest Expense                517,574              5,460     1,040,473              10,920             1,460,473

         Interest Income                 (16,114)                 0       (27,728)                  0               (36,728)



             Net Loss                  $(887,724)         $(275,829)   (1,650,277)          (422,748)           $(3,761,277)
                                       ==========         ==========   ===========          =========           ============


   Basic and diluted loss per             $(0.09)            $(0.04)        $(.16)             $(.06)
         common share                     -------            -------        ------             ------

Weighted average number of
   shares outstanding
         basic and diluted            10,093,550          6,956,555    10,093,550          6,926,821
                                      ----------          ---------    ----------          ---------



                  See Notes to Condensed Financial Statements.

                               HEMOBIOTECH, INC.
                         (a development stage company)

            CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)


                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                                         ADDITIONAL                     DURING THE
                                            COMMON                        PAID -IN        UNEARNED      DEVELOPMENT
                                            SHARES         AMOUNT          CAPITAL      COMPENSATION       STAGE           TOTAL
                                         -----------     -----------     -----------    ------------    -----------     -----------
BALANCE - DECEMBER 31,
2004                                      10,093,550     $    10,000     $ 4,417,000    $   (13,000)    $(2,111,000)    $ 2,303,000

Net Loss for the period                                                                                  (1,650,277)     (1,650,277)

Amortization - Stock based
Compensation                                                                                  3,634                           3,634
Estimated
fair value of
vested options
granted
to Board of Advisors                                                           7,500                                          7,500
                                         -----------     -----------     -----------    -----------     -----------     -----------
BALANCE - JUNE 30, 2005                   10,093,550     $    10,000     $ 4,424,500    $    (9,366)    $(3,761,277)    $   663,857
                                         -----------     -----------     -----------    -----------     -----------     -----------


                  See Notes to Condensed Financial Statements.

                                HEMOBIOTECH, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                                    OCTOBER  3, 2001
                                                                                   SIX MONTHS ENDED JUNE 30,           (INCEPTION)
                                                                                                                        THROUGH
                                                                                  2005                2004            JUNE 30, 2005
                                                                              ------------         ------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $(1,650,277)         $  (422,748)         $(3,761,277)
   Adjustments to reconcile net loss to net cash used in
         operating activities:
               Estimated fair value of options,
                     compensatory stock & related
                     amortization                                                  10,439              115,000              160,439
               Notes issued for services -- related party                                                                   354,000
               Expenses paid by stockholder                                          --                   2700               14,000
               Amortization of deferred offering costs                            511,680                                   704,680
               Amortization of debt discount                                      423,606                                   575,606
               Depreciation                                                           520                                       520
               Contribution of salary                                                                                        11,000
               Changes in:
                     Accounts payable and accrued expenses                         71,122              294,128              917,122
                     Accrued interest                                             105,012               10,920              177,012
                     Prepaid expenses                                             (33,809)                                 (143,809)
         Net cash used in operating activities                                   (561,707)                   0             (990,707)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              (7,850)                                  (10,850)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and debt                                                                    3,767,000
   Payment of notes                                                                                                        (249,000)
         Net cash provided by financing activities                                                                        3,518,000
INCREASE (DECREASE) IN CASH                                                      (569,557)                   0            2,516,443
Cash -- beginning of period                                                     3,086,000                    0                    0
CASH -- END OF PERIOD                                                         $ 2,516,443          $         0          $ 2,516,443
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Accrued salary exchanged for note                                                                                    $   150,000
   Employees/stockholders contribution of salary                                                                        $   564,000
   Stockholders contribution of convertible note payable
         and related interest                                                                                           $   280,000


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

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $3,761,277 for the period through June 30, 2005 and has been dependent on funding operations through the issuance of convertible debt and private sale of equity securities. At June 30, 2005 cash amounted to approximately $2,516,000. Management believes that current cash resources will be insufficient to repay convertible notes in October 2005 and fund operations for the next twelve months. Management intends to seek to meet its future cash requirements through one or more public or private equity offerings or debt financings and by monitoring and reducing expenditures. However, we may be unable to obtain any required additional financing on terms favorable to us, if at all, and we may be unable to achieve sufficient reduction in our expenditures. If adequate funds are not available on acceptable terms, we will be unable to fund our expansion, successfully promote our brand, develop our products and respond to competitive pressures or take advantage of acquisition opportunities, any of which would have a material adverse effect on our business. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                                                           THREE MONTHS ENDED
                                                                 JUNE 30,
                                                           ------------------

                                                            2005         2004
                                                         ----------   ----------

Net loss                                                 $(887,724)   $(275,829)
Total stock-based employee compensation expense
    Determined under fair value based method for
    all awards, net of related tax effects                 (19,525)           0
                                                         ---------    ---------
Pro forma net loss attributable to common Stockholders $(907,249) $(275,829) Net loss per common share (basic and diluted):
           As reported                                   $    (.09)   $    (.04)
           Pro forma                                     $    (.09)   $    (.04)


The weighted-average fair values at date of grant for options granted during the three months ended June 30, 2005 and 2004 were $0.71 and $.00 respectively. There were no options granted for the three months ended March 31, 2004.The value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                           THREE MONTHS ENDED JUNE 30,


                                                2005                2004


                 Expected life in years         5- 10              5 - 10
                 Interest rate                4.0% -4.50%        4.05% - 4.4%
                 Volatility                      80%                 80%
                 Dividend yield                   0%                  0%


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

NOTE D -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


                                             June 30, 2005     December 31, 2004

        Professional fees                        54,813              113,000
        Directors' fee                              ---               12,000
        Insurance Premium                        73,344                 ----
        Other (including $48,000 of
        liquidating damages in 2005)             53,257                7,000
                                               --------             --------
                                               $181,414             $132,000

NOTE E -- AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SERVICE CENTER ("TTU")

On January 22, 2002, the Company entered into an exclusive license agreement with TTU with respect to receiving certain patented rights. The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTU (subject to anti-dilution protection).In addition, the Company has agreed to fund, over a four year period, $1.2 million to support efforts in incubating and commercializing other TTU technologies. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations. The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. As of June 30, 2005, such approval had not been obtained. In addition, the Company has agreed to reimburse TTU for all intellectual property protection costs and patent maintenance fees. On May 20, 2004 TTU agreed to waive its antidiltution protection in exchange for 135,765 shares of common stock. Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations.

In addition, in July 2002, the Company entered into a sponsored research agreement with TTU for the period September 1, 2002 through August 31, 2006, subject to a two-year extension to be mutually agreed on by the parties in the second year of the agreement and prior to August 31, 2006. The agreement may be terminated by either party on 90 days written notice. In November 2004, the Company agreed to fund the next phase of its research under the sponsored research agreement (Phase 2) through November 30, 2005 for a fixed fee of approximately $231,000, which was paid in December 2004.

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

[2] PRIVATE PLACEMENT:

On October 27, 2004, the Company completed a private placement of 45 units and raised gross proceeds of $4,500,000. Each unit consists of a $50,000 unsecured convertible promissory note, 58,824 shares of common stock and 117,648 warrants. The notes bear interest at 10% per annum (an effective rate of 77%) and are convertible at the option of the holder into common stock or future securities to be sold by the Company in its next financing, as defined, at a conversion price equal to the per share offering price of such financing.

The gross proceeds from the sale of each unit was allocated based on relative fair values to each of the components.


              Convertible notes payable                                 $ 31,000
              Common stock                                                31,000
              Warrants                                                    38,000
                                                                        --------
                   Total                                                $100,000


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

Because the registration statement was filed initially with the SEC on January 18, 2005, the Company would have been required to pay to the holders of such securities an aggregate of $66,000 in cash as liquidated damages. However, under a waiver and extension agreement signed by certain of such holders, certain security holders waived their right to receive an aggregate of $62,766 of such liquidated damages. The remaining security holders did not agree to waive their right to receive their pro rata share of such liquidated damages and the Company is therefore required to pay $3,234 of such liquidated damages to the non-waiving security holders. Further, since the registration statement was not declared effective until May 13, 2005, the Company would have been required to pay such holders an aggregate additional cash liquidated damages payment of at least $195,000, calculated as of May 1, 2005. However, under the waiver and extension agreement, certain security holders agreed to waive their right to receive an aggregate of approximately $186,000 of such additional liquidated damages. The remaining security holders did not agree to waive their right to receive their pro rata share of such additional liquidated damages and the Company is therefore required to pay approximately $9,000 of such additional liquidated damages to the non-waiving security holders. In addition, since the registration statement was not declared effective until May 13, 2005, the Company is required to pay all of the security holders an aggregate of an additional $36,000 for liquidated damages that accrued between May 1, 2005 and May 13, 2005. As of August 11, 2005, the Company has not paid any part of these liquidated damages.

The Company recorded a liquidating damage penalty of $48,000 for the six months ended June 30, 2005 and is included in general and administrative expenses.

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

During the years ended December 31, 2004 and 2003, the Company granted 25,860 and 103,179 options, respectively, to purchase common stock to members of the Company's Board of Advisors. The Company records a charge to the financial statements when these options vest at the then market price. The Company has recorded a charge of $7,500 for the six months ended June 30, 2005.

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

Stock option activity under the plan is summarized as follows:



                                                                              WEIGHTED
                                                                              AVERAGE
                                                                              EXERCISE
                                                                     SHARES    PRICE

Options outstanding at December 31, 2004                           1,119,387   $0.23

Options granted during the three months ended March 31, 2005          10,000   $0.85
Options granted during three months ended June 30, 2005              102,500   $0.85
                                                                   ---------

Options outstanding at end of June 30,2005                         1,231,887   $0.29
                                                                   =========

Options exercisable at June 30, 2005                                 770,560   $0.26
                                                                   =========

At June 30, 2005, 397,281 options were available for grant under the Plan.

The following table presents information relating to stock options outstanding under the Plan as of June 30, 2005:

                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                       -------------------                       -------------------

                                                                 WEIGHTED
                                              WEIGHTED           AVERAGE                        WEIGHTED
                                               AVERAGE          REMAINING                       AVERAGE
    RANGE OF                                  EXERCISE           LIFE IN                        EXERCISE
 EXERCISE PRICE            SHARES               PRICE             YEARS          SHARES          PRICE
    $ .18                 401,859               $ .18              8.39          240,526         $ .18
    $ .20                 651,668               $ .20              3.33          452,534         $ .20
    $ .85                 178,360               $ .85              9.43           77,500         $ .85
                        ---------                                                -------
                        1,231,887               $ .29              5.82          770,560         $ .26


The weighted average fair value at date of grant for options granted the second quarter of 2005 was $.71. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:


                                                            JUNE 30,
                                                               2005

               Risk-free interest rates                     4.0%-4.5%
               Expected option life in years                5-10 yrs
               Expected stock price volatility                 80%
               Expected dividend yield                          0%



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

We are primarily engaged in the research and development of human blood substitute technology exclusively licensed from Texas Tech University Health Services Center, although in 2003, 2004 and in the six months ended June 30, 2005 most of our working capital was used to pay for general and administrative costs, salaries, legal and accounting fees and the cost of raising money. After reviewing the blood substitute technology developed by researchers at Texas Tech, in January 2002 we licensed from Texas Tech the exclusive rights to various alternative compositions of HemoTech, a novel blood substitute that is based on hemoglobin (which is the key protein in red blood cells that carries oxygen) of both bovine (cow) and human origin, as well as methods for its production and use. What makes HemoTech a novel potential blood substitute product is the fact that it is comprised of hemoglobin that has been isolated from bovine blood and then chemically modified to make the product non-toxic. We also have an agreement with Texas Tech that any patent issuing from its patent application relating to the induction of erythropoiesis (which is the production of red blood cells by the body) will be included under our exclusive license with Texas Tech. In addition to our license and patent agreement with Texas Tech, we entered into a sponsored research agreement with Texas Tech in July 2002, under which we are entitled to use certain of Texas Tech's production and research and development facilities in Lubbock, Texas.

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

RESEARCH AND DEVELOPMENT OF HEMOTECH

HemoTech is currently our only potential product. We expect that the remaining production, development, testing and FDA approval of HemoTech, if ever, will occur over a period of approximately 7 to 8 years. In other words, assuming we are able to progress through each phase of clinical trials efficiently and without significant delay, we believe we could obtain FDA approval of HemoTech by mid-2012, and possibly even earlier.

HemoTech must undergo several major stage of production, development, clinical study and testing before being in a position to submit its NDA application to the FDA, as follows:

o PRODUCTION OF HEMOTECH. In order to produce HemoTech for Phase I clinical trials, we must complete certain upgrades of the current HemoTech production facilities located at Texas Tech. The initial phase of these upgrades was completed by the end of the second quarter of 2005. We believe these upgrades will cost us approximately $85,000 and such upgrades are contemplated by our stage 2 sponsored research agreement with Texas Tech. This amount was included in the $230,503 that we paid to Texas Tech on December 13, 2004 when we entered into our stage 2 sponsored research agreement. We anticipate that the second phase of these upgrades will be finished by the end of 2005, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials, unexpected costs associated with construction and our ability to raise sufficient capital in order to complete such upgrades. We expect that such additional upgrades will cost us approximately $120,000. We will be required to raise such additional funds, as part of the $10-15 million that we will need to raise within the next 5 to 6 months, in order to pay for these additional upgrades and plans listed below.

o PREPARATION AND SUBMISSION OF U.S. IND APPLICATION. We started preparing our U.S. IND application on December 13, 2004, when we entered into our phase 2 sponsored research agreement with Texas Tech. under our stage 2 sponsored research agreement, Texas Tech has agreed to assist us in preparing our U.S. IND application by providing certain services, including converting all of the information contained in the European IND application into digital format and analyzing our proposed Phase I U.S. clinical trial testing procedures, to be set forth in our U.S. IND application. We agreed to pay Texas Tech $110,000 for these services. This amount was included in the $230,503 that we paid to Texas Tech on December 13, 2004 when we entered into our stage 2 sponsored research agreement. We expect to complete the preparation of our U.S. IND application and to be in a position to submit our application to the FDA by early 2006, although there can be no assurance that we will be able to meet this deadline, depending on, among other things, the rate of conversion of the information contained in the European IND application to digital format, the timing and outcome of Texas Tech's analysis of our proposed Phase I U.S. clinical trials testing procedure, and the timing and outcome of the regulatory analysis to be performed by our regulatory consultant. We anticipate that the cost of submitting our application to the FDA will be approximately $400,000. We will be required to raise such additional funds as part of the aformentioned $10.0-15.0 million that we will need to raise within the next 5 to 6 months.

o PHASE I OF OUR U.S. CLINICAL TRIALS. Once our U.S. IND application has been submitted to the FDA and we receive no objections from the FDA, we expect to be able to commence our Phase I U.S. clinical trials of HemoTech. Depending on whether the FDA accepts our U.S. IND application in early 2006, we believe that we could begin Phase I clinical trials by the end of the second quarter of 2006. We estimate that our Phase I clinical trials (including the costs of doing additional research and development of HemoTech during our Phase I clinical trials, production of the product and the operational and overhead costs that we will incur during our Phase I clinical trials) will cost approximately $10.0 million. These costs are included in the requirement to raise $10-15 million noted above.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through June 30, 2005. Through the third quarter of 2004, our efforts were principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and sponsored research agreements with Texas Tech, hiring employees and consultants, establishing our Board of Advisors, developing a business plan, raising capital, and engaging in other organizational and infrastructure development. Until the consummation of our October 2004 private placement, we did not have the financial resources to engage in any significant research and development activities. However, we used part of the proceeds of our October 2004 private placement to fund stage 2 of our sponsored research agreement with Texas Tech, representing our first significant expenditure of resources on the research and development of HemoTech.

Total expenses, and thus our losses, totaled $3,761,277 from October 3, 2001 (inception) through June 30, 2005. Such losses included $617,000 in 2003, $1,073,000 in 2004, and $1,650,277 for the six months ended June 30, 2005.

  THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

Costs incurred during the three months ended June 30, 2004 served to increase current liabilities (see liquidity and capital resources below).

Total expenses were $887,724 for the three months ended June 30,2005 period compared with $275,829 for the corresponding period in 2004, an increase of $611,895 resulting primarily from the following:

We incurred significantly higher total interest costs resulting from the private placement completed in October, 2004. Total net interest charges increased $496,001 resulting primarily from amortization of debt issues costs ($255,840) , amortization of debt discount costs ($212,798), and $48,762 related to our 10% convertible notes in the current period compared to $5,460 in the same period last year.

Our research and development expenses were $47,324 compared to $115,000 for the same period in 2004. Our 2005 costs were primarily associated with the sponsored research agreement with Texas Tech University. In May, 2004 we agreed to waive the antidultion provision of our licensing agreement with Texas tech in exchange for 135,765 shares of common stock. Such shares were valued at $115,000, their estimated value , and charged to operations.

Our general and administrative costs increased $183,571 resulting from increased professional fees, office rental and related charges, and board of director fees ,which were somewhat offset by lower salary costs.


    SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

Costs incurred during the six months ended June 30, 2004 served to increase current liabilities (see liquidity and capital resources below).

Total expenses were $1,650,277 for the six months ended June 30,2005 period compared with $422,748 for the corresponding period in 2004, an increase of $1,227,529 resulting primarily from the following:

We incurred significantly higher total interest costs resulting from the private placement completed in October, 2004. Total net interest charges increased $1,001,825 resulting primarily from amortization of debt issues costs ($511,680) , amortization of debt discount costs ($423,606), and $105,012 related to our 10% convertible notes in the current period compared to $10,920 in the same period last year.

Our research and development expenses were $76,150 compared to $115,000 for the same period in 2004. Our 2005 costs were primarily associated with the sponsored research agreement with Texas Tech, University. In May, 2004 we agreed to waive the antidultion provision of our licensing agreement with Texas Tech in exchange for 135,765 shares of common stock. Such shares were valued at $115,000, their estimated value , and charged to operations.

Our general and administrative costs increased $264,554 resulting from increased professional fees, office rental and related charges, and board of director fees, which were partially offset by lower salary costs.


LIQUIDITY AND CAPITAL RESOURCES

In October 2004, we completed a private placement of units, with each unit consisting of one 10% convertible unsecured promissory note in the principal amount of $50,000, 58,824 shares of our common stock and a five-year warrant to purchase 117,648 shares of our common stock at an exercise price of $1.06 per share. We sold 45 units in the private placement at a price of $100,000 per unit, and we received gross proceeds of $4.5 million. Our net proceeds were $3.43 million, which includes the aggregate principal amount of our 10% unsecured convertible promissory notes outstanding. We believe our current available cash of approximately $2.5 million will be insufficient to repay our convertible notes in October 2005 and fund operations for the next twelve months. If our selling stockholders convert any portion of our 10% convertible unsecured notes into shares of our common stock (of which there can be no guarantee), however, we will apply such unused funds to make up a portion of any shortfall we may have in the foregoing operating costs and to further develop HemoTech. If payment of the outstanding principal amount or any installment of interest accrued on the notes is not made on the maturity date of the notes or made on any acceleration therof following a default on the notes, then interest on any unpaid portion of the notes will accrue at an annual rate of 12%. Further, if we default in the performance of any obligations or covenants contained in the notes, the principal amount and any accrued and unpaid interest on the notes will become immediately due and payable after expiration of any applicable cure period. If we fail to make the required payments on the notes, our note holders will be entitled to accelerate the notes in full and demand immediate repayment thereof. Further, in the event we default on our convertible notes, we may be subject to enforcement proceedings initiated by our note holders. In such case, it is likely that the Company would be unable to continue to operate its business.

We intend to use a portion of the proceeds of our October 2004 private offering (of which there is approximately $2.5 million remaining as of June 30, 2005) over the next three months to pay for the following costs and expenditures:

o our general and administrative expenses (including salaries, legal and other professional fees, consulting and advisory fees, and to pay for the costs associated with raising additional capital);

o continue preparation of our U.S. IND application and the costs associated with making certain upgrades to the HemoTech production facility,

If our selling stockholders convert any portion of our 10% convertible unsecured notes into shares of our common stock (of which there can be no guarantee), however, we will apply such unused funds to make up a portion of any shortfall we may have in the foregoing operating costs and to further develop HemoTech.

Following completion of our U.S. IND application, our planned operations will include submission of our U.S. IND application, commencement and completion of our Phase I U.S. clinical trials, continuation of our research and development of HemoTech during Phase I clinical trials, and payment of our operational and overhead costs that we will incur during our Phase I clinical trials. In order to complete these planned operations and repay all of convertible notes in full, we will need to raise an additional $10-15 million within the next five to six months. If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, there can be no assurance that we will be able to implement our business plan, complete these planned operations, or continue our operations.

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

Because the registration statement was filed initially with the SEC on January 18, 2005, we would have been required to pay to the holders of such securities an aggregate of $66,000 in cash as liquidated damages. However, under a waiver and extension agreement signed by certain of such holders, certain security holders agreed to waive their right to receive their pro rata share of such liquidated damages and we are therefore required to pay $3,234 of such liquidated damages to the non-waiving security holders. Further, since the registration statement was not declared effective until May 13, 2005, we would have been required to pay such holders an aggregate additional cash liquidated damages payment of at least $195,000, calculated as of May 1, 2005. However, under the waiver and extension agreement, certain security holders agreed to waive their right to receive an aggregate of approximately $186,000 of such additional liquidated damages. The remaining security holders did not agree to waive their right to receive their pro rata share of such additional liquidated damages and we are therefore required to pay approximately $9,000 of such additional liquidated damages to the non-waiving security holders. In addition, since the registration statement was not declared effective until May 13, 2005, we are required to pay all of the security holders an aggregate of an additional $36,000 for liquidated damages that accrued between May 1, 2005 and May 13, 2005. As of August 11, 2005, we have not paid any part of these liquidated damages.

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

                                HEMOBIOTECH, INC.


      Dated August 11, 2005     By: /s/ Arthur Bollon, Ph.D.

                                    -----------------------------------

                                    Dr. Arthur P. Bollon- Chairman
                                    of the Board And Chief Executive
                                    Officer
                                    (PRINCIPAL EXECUTIVE OFFICER)


      Dated August 11, 2005     By: /s/ Mark J. Rosenblum

                                    -----------------------------------

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