Form 10QSB
period 2005-09-30
HEMOBIOTECH INC
filed 2005-11-14
CIK 1301348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of November 10, 2005, the registrant had outstanding 11,638,040 shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

HEMOBIOTECH, INC.
(a development stage company)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forwardlooking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission (the "SEC"). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in our prospectus dated May 13, 2005 under the caption "Risk Factors," all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I -- FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMOBIOTECH, INC.
(a development stage company)

CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004

	(Unaudited)

ASSETS:
CURRENT ASSETS:
Cash	$2,272,962	$3,086,000
Prepaid Expenses	93,822	110,000

Total Current Assets	2,366,784	3,196,000

Equipment, net	9,710	3,000
Debt financing costs, net of amortization of
$974,125 in 2005 and $193,000 in 2004	49,278	830,000

	$2,425,772	$4,029,000

LIABILITIES:
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$450,384	$132,000
Accrued interest payable	119,700	47,000
Convertible notes payable, net debt discount of $41,167 in
2005 and $703,000 in 2004	1,258,833	1,547,000

Total current liabilities	$1,828,917	$1,726,000

STOCKHOLDER'S EQUITY:

Common stock, $0.01 par value, 55,000,000 shares authorized,
10,093,550 shares issued and outstanding as of September 30, 2005
and December 31, 2004	$10,094	$10,000

Additional paid-in capital	4,537,200	4,417,000

Unearned compensation	(8,283)	(13,000)

Deficit accumulated during the development stage	(4,970,976)	(2,111,000)

Common shares payable (970,583 Shares)	1,028,820

Total Stockholders' equity	596,855	2,303,000

	$2,425,772	$4,029,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					October 31, 2001
	Three Months Ended		Nine Months Ended		(Inception)
	September 30		September 30		through
					September 30, 2005
	2005	2004	2005	2004

Revenue
Operating Expenses:

Research and development	$149,688	$0	$225,837	$115,000	$485,838
General and
administrative
	518,558	106,619	1,079,940	403,447	2,519,937
Other Income (expenses)

Interest Expense	554,058	5,460	1,594,530	16,380	2,014,531

Interest Income	(12,602)	0	(40,331)	0	(49,330)

Net Loss	$(1,209,702)	$(112,079)	$(2,859,976)	$(534,827)	$(4,970,976)

Basic and diluted loss	$(0.12)	$(0.02)	$(0.28)	$(0.08)
per common share

Weighted average number
of shares outstanding
basic and diluted	10,501,298	6,812,835	10,230,959	6,888,408

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC
(a development stage company)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(unaudited)

	COMMON	AMOUNT	ADDITIONAL	UNEARNED	DEFICIT	COMMON	TOTAL
	SHARES		PAID –IN	COMPENSATION	ACCUMULATED	SHARES
			CAPITAL		DURING THE	PAYABLE
					DEVELOPMENT
					STAGE

BALANCE –	10,093,550	$10,094	$4,417,000	$(13,000)	$(2,111,000)		$2,303,094
DECEMBER
31, 2004
Net Loss for the					(2,859,976)		(2,859,976)
period
Amortization –				4,717			4,717
Stock
Compensation
Estimated fair			120,200				120,200
value of vested
options granted
to Board of
Advisors & Consultant
Conversion of						1,028,820	1,028,820
notes payable into
common stock
BALANCE – September
30, 2005	10,093,550	$10,094	$4,537,200	$(8,283)	$(4,970,976)	$1,028,820	$596,855

HEMOBIOTECH, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,			OCTOBER 3, 2001
				(INCEPTION)
				THROUGH
	2005		2004	September 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,859,976)		$(534,827)	$(4,970,976)
Adjustments to reconcile net loss to net cash used in
operating activities:
Estimated fair value of options,
compensatory stock & related
amortization	124,222		115,000	274,222
Notes issued for services -- related party				354,000
Expenses paid by stockholder	--		4050	14,000
Amortization of deferred offering costs	780,525			973,525
Amortization of debt discount	661,573			813,573
Depreciation	1060			1060
Contribution of salary				11,000
Changes in:
Accounts payable and accrued expenses	320,184		399,397	1,166,186
Accrued interest	151,734		16,380	223,734
Prepaid expenses	15,490			(94,509)

Net cash used in operating activities	(805,188)		0	(1,234,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,850)			(10,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and debt				3,767,000
Payment of notes				(249,000)
Net cash provided by financing activities				3,518,000

INCREASE (DECREASE) IN CASH	(813,038)		0	2,272,962
Cash -- beginning of period	3,086,000		0	0

CASH -- END OF PERIOD	$2,272,962		$0	$2,272,962

SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued salary exchanged for note				$150,000
Employees/stockholders contribution of salary		$		564,000
Stockholders contribution of convertible note payable
and related interest		$		280,000

Conversion of notes payable into common stock	$1,028,820	$		$1,028,820

See Notes to Condensed Financial Statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A -- THE COMPANY

Hemobiotech, Inc. (the "Company" refers to Hemobiotech, Inc. or its predecessor entity) (a development stage company) was incorporated on October 13, 2003 under the laws of Delaware. In December 2003, HemoBioTech, Inc., a Texas corporation, was merged with and into the Company. The accompanying financial statements include the predecessor operations of the Texas Corporation from its inception on October 3, 2001. The historical basis of accounting was carried over in the merger, including the deficit accumulated in the development stage. The Company is researching and developing human blood substitute patented technology licensed exclusively from Texas Tech University Health Service Center ("TTU") (Note E). The Company is in the development stage and its efforts have been principally devoted to capital raising, organizational infrastructure development and research and development.

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

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $4,970,976 for the period through September 30, 2005 and has been dependent on funding operations through the private sale of convertible debt and equity securities. At September 30, 2005 ,the Company had $2,272,962 in cash. Management believes that current cash resources will be sufficient to fund operations for the next twelve months (Also see Recent Developments). Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing expenditures. However, no assurance can be given at this time as to whether the Company will be able to achieve these objectives. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] LOSS PER COMMON SHARE:

Basic and diluted loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period, including common shares payable. No effect has been given to outstanding potential common shares such as options, warrants and convertible instruments in the diluted computation as their effect would be antidilutive.

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

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	September 30,		September 30,

	2005	2004	2005	2004

Net loss	$(1,209,702)	$(112,079)	$(2,859,976)	$(534,827)
Total stock-based employee compensation expense
Determined under fair value based method for
all awards, net of related tax effects	(15,300)	0	(41,925)	(0)
Pro forma net loss attributable to common Stockholders	$(1,225,002)	$(112,709)	$(2,901,901)	$(534,827)

Net loss per common share (basic and diluted):
As reported	$(.12)	$(.02)	$(.28)	$(.08)
Pro forma	$(.12)	$(.02)	$(.28)	$(.08)

The weighted-average fair values at date of grant for options granted during the three months ended September 30, 2005 and 2004 were $0.80 -$1.00 and $.00 respectively. There were no options granted for the three months ended September 30, 2004.The value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

THREE MONTHS ENDED September 30,

	2005	2004

Expected life in years	5 - 10	5 - 10
Interest rate	4.2% - 4.30%	4.1% - 4.5%
Volatility	80%	80%
Dividend yield	0%	0%

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

[5] RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” which amends FASB Statement Nos. 123 and 95 (“FAS 123R”) is applicable for all interim and fiscal periods beginning after December 15, 2005. Therefore, the Company expects to adopt it during fiscal 2006. FAS 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees for share-based compensation. The Company is currently evaluating the impact that FAS 123R will have on its results of operations.

NOTE D -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2005	December 31, 2004

Professional fees	343,269	113,000
Directors' fee	---	12,000
Insurance Premium	52,015	---
Other (including $48,000 of
Liquidating damages in 2005)	55,100	7,000

	$450,384	132,000

NOTE E -- AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SERVICE CENTER ("TTU")

On January 22, 2002, the Company entered into an exclusive license agreement with TTU with respect to receiving certain patented rights. The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTU (subject to anti-dilution protection).In addition, the Company has agreed to fund, over a four year period, $1.2 million to support efforts in incubating and commercializing other TTU technologies. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations. The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. As of September 30, 2005, such approval had not been obtained. In addition, the Company has agreed to reimburse TTU for all intellectual property protection costs and patent maintenance fees. On May 20, 2004 TTU agreed to waive its antidiltution protection in exchange for 135,765 shares of common stock. Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations.

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

Because the registration statement was filed initially with the SEC on January 18, 2005, the Company would have been required to pay to the holders of such securities an aggregate of $66,000 in cash as liquidated damages. However, under a waiver and extension agreement signed by certain of such holders, certain security holders waived their right to receive an aggregate of $62,766 of such liquidated damages. The remaining security holders did not agree to waive their right to receive their pro rata share of such liquidated damages and the Company is therefore required to pay $3,234 of such liquidated damages to the non-waiving security holders. Further, since the registration statement was not declared effective until May 13, 2005, the Company would have been required to pay such holders an aggregate additional cash liquidated damages payment of at least $195,000, calculated as of May 1, 2005. However, under the waiver and extension agreement, certain security holders agreed to waive their right to receive an aggregate of approximately $186,000 of such additional liquidated damages. The remaining security holders did not agree to waive their right to receive their pro rata share of such additional liquidated damages and the Company is therefore required to pay approximately $9,000 of such additional liquidated damages to the non-waiving security holders. In addition, since the registration statement was not declared effective until May 13, 2005, the Company is required to pay all of the security holders an aggregate of an additional $36,000 for liquidated damages that accrued between May 1, 2005 and May 13, 2005. As of September 30, 2005, the Company has not paid any part of these liquidated damages.

The Company recorded a liquidating damage penalty of $48,000 for the nine months ended September 30, 2005 and is included in general and administrative expenses.

Effective August 17 and September 16, 2005 the Company announced that it had amended the terms of $ 750,000 and $ 200,000 respectively of aggregate principal amount of its unsecured promissory notes issued in its October 2004 private placement, in response to unsolicited offers of the holders of the notes, to enable such holders to convert the notes into shares of the Company's common stock at a conversion price of $1.06 per share. Upon conversion of such notes, the Company issued 970,583 shares of Common Stock to the holders of the notes. The 970,583 shares issued have been included as common shares payable as of September 30, 2005. (See Subsequent Events Note [H])

[3] STOCK OPTION/STOCK ISSUANCE PLAN:

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

Options under the Plan generally vest 25 % on the first anniversary date of the grant and then, thereafter, equally over thirty-six months.

During the years ended December 31, 2004 and 2003, the Company granted 25,860 and 103,179 options, respectively, to purchase common stock to members of the Company's Board of Advisors. The Company records a charge to the financial statements when these options vest at the then market price. The Company has recorded a charge of $ 12,200 for the nine months ended September 30, 2005.

During the year ended December 31, 2004, in connection with the change in status of an option holder from a member of the Board of Advisors to Director, the Company recorded deferred stock compensation of $13,000, representing the difference between the exercise price and the market value of the Company's common stock on the date such stock option holder's status was changed. Deferred compensation is included as a component of stockholders' equity (capital deficiency) and is being amortized to expense over the remaining period of the stock options.

In July, 2005 the Company granted 271,528 options to our Consultant and Acting Vice President/Principal Investigator of Research and Development. The options were issued with an exercise price of $.18. The options will vest 50% (135,764 options) immediately, 12.5% (33,941 options) on the one year anniversary of the grant and the remainder over 36 months of service. Accordingly the Company recorded a charge to Research and Development expense of $115,100 during the period.

Stock option activity under the plan is summarized as follows:

		WEIGHTED
		AVERAGE
		EXERCISE
	SHARES	PRICE

Options outstanding at December 31, 2004	1,119,387	$0.23
Options granted during the three months ended March 31, 2005	10,000	$0.85
Options granted during three months ended June 30, 2005	102,500	$0.85
Options granted during three months ended September 30, 2005	284,028	$0.21

Options outstanding at end of September 30,2005	1 ,515,915	$0.27

Options exercisable at September 30, 2005	962,600	$0.26

At September 30, 2005, 113,253 options were available for grant under the Plan.

The following table presents information relating to stock options outstanding under the Plan as of September 30, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

			WEIGHTED
		WEIGHTED	AVERAGE		WEIGHTED
		AVERAGE	REMAINING		AVERAGE
RANGE OF		EXERCISE	LIFE IN		EXERCISE
EXERCISE PRICE	SHARES	PRICE	YEARS	SHARES	PRICE

$.18	673,387	$ .18	8.85	392,916	$.18
$.20	651,668	$ .20	3.08	479,684	$.20
$.85	178,360	$ .85	9.18	77,500	$.85
$1.06	12,500	$ .27	10.00	12,500	$1.06

The weighted average fair values at the date of grant for options granted during the third quarter of 2005 was $0.80 - $1.00. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	September 30,	DECEMBER 31,
	2005	2004

Risk-free interest rates	4.2%-4.3%	4.05% to 4.40%
Expected option life in years	5-10 yrs	10
Expected stock price volatility	80%	80%
Expected dividend yield	0%	0%

[H] SUBSEQUENT EVENT

Under the terms of the convertible notes payable ("Notes") (see Note [G] (2)), the maturity date of the Notes was October 27, 2005. During October 2005, an aggregate of $590,000 principal amount of Notes and $18,340 accrued but unpaid interest thereon was converted into an aggregate of 1,544,490 shares of the Company’s common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. As of October 27, 2005, $710,000 aggregate principal amount of Notes remained outstanding. During October, 2005, holders of $337,500 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company will repay the outstanding balance of $372,500 aggregate principal amount of Notes, together with approximately $98,500 of accrued interest thereon, to holders of Notes that have not converted their Notes into shares of Company common stock on or prior to October 27, 2005 and have not agreed to extend the maturity date of the Notes to April 27, 2006.

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

On May 13, 2005, we completed the registration of 11,382,431 shares of our common stock under the Securities Act of 1933, as amended. Such shares include 2,647,080 presently outstanding shares of our common stock, 3,441,191 shares of our common stock( valued at $.85 per share) issuable on conversion of $2.25 million principal amount of our Notes and, in our sole discretion, in payment of accrued interest on such Notes, and 5,294,160 shares of common stock (valued at $.85 per share) issuable on the exercise of outstanding warrants to purchase our common stock. All of the shares are to be sold by existing security holders of the Company. We will not receive any of the proceeds from the sale of these shares, but will, however, receive proceeds in connection with any exercise of the warrants referred to above.

Under the terms of the Notes, the maturity date of the Notes was October 27, 2005. As of October 27, 2005, an aggregate of $1,540,000 principal amount of Notes and $ 97,159 accrued but unpaid interest thereon was converted into an aggregate of 1,544,490 shares of the Company’s common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. As of October 27, 2005, $710,000 aggregate principal amount of Notes remained outstanding. Effective October 27, 2005, holders of $337,500 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company will repay the outstanding balance of $372,500 aggregate principal amount of Notes, together with approximately $98,500 of accrued interest thereon, to holders of Notes that have not converted their Notes into shares of Company common stock on or prior to October 27, 2005 and have not agreed to extend the maturity date of the Notes to April 27, 2006.

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

We are primarily engaged in the research and development of human blood substitute technology exclusively licensed from Texas Tech University Health Services Center, although in 2003, 2004 and in the nine months ended September 30, 2005 most of our working capital was used to pay for general and administrative costs, salaries, legal and accounting fees and the cost of raising money. After reviewing the blood substitute technology developed by researchers at Texas Tech, in January 2002 we licensed from Texas Tech the exclusive rights to various alternative compositions of HemoTech, a novel blood substitute that is based on hemoglobin (which is the key protein in red blood cells that carries oxygen) of both bovine (cow) and human origin, as well as methods for its production and use. What makes HemoTech a novel potential blood substitute product is the fact that it is comprised of hemoglobin that has been isolated from bovine blood and then chemically modified to make the product non-toxic. We also have an agreement with Texas Tech that any patent issuing from its patent application relating to the induction of erythropoiesis (which is the production of red blood cells by the body) will be included under our exclusive license with Texas Tech. In addition to our license and patent agreement with Texas Tech, we entered into a sponsored research agreement with Texas Tech in July 2002, under which we are entitled to use certain of Texas Tech's production and research and development facilities in Lubbock, Texas.

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

RESEARCH AND DEVELOPMENT OF HEMOTECH

HemoTech is currently our only potential product. We expect that the remaining production, development, testing and FDA approval of HemoTech, if ever, will occur over a period of approximately 7 to 8 years. In other words, assuming we are able to progress through each phase of clinical trials efficiently and without significant delay, we believe we could obtain FDA approval of HemoTech by mid-2011, and possibly even earlier.

HemoTech must undergo several major stage of production, development, clinical study and testing before being in a position to submit its NDA application to the FDA, as follows:

o PRODUCTION OF HEMOTECH. In order to produce HemoTech for Phase I clinical trials, we must complete certain upgrades of the current HemoTech production facilities located at Texas Tech. The initial phase of these upgrades, which are ongoing were completed by the end of the second quarter of 2005. Upgrades will cost us approximately $85,000 and such upgrades are part of our stage 2 sponsored research agreement with Texas Tech. This amount was included in the $230,503 that we paid to Texas Tech on December 13, 2004 when we entered into our stage 2 sponsored research agreement. We anticipate that the second phase of these upgrades will be finished by the end of 2005, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials, unexpected costs associated with construction and our ability to raise sufficient capital in order to complete such upgrades. We expect that such additional upgrades will cost us approximately $120,000. We will be required to raise such additional funds, as part of the $10-15 million that we will need to raise within the next eight to nine months, in order to pay for these additional upgrades.

o PREPARATION AND SUBMISSION OF U.S. IND APPLICATION. We started preparing our U.S. IND application on December 13, 2004, when we entered into our phase 2 sponsored research agreement with Texas Tech. under our stage 2 sponsored research agreement, Texas Tech has agreed to assist us in preparing our U.S. IND application by providing certain services, including converting information contained in the European IND application as well as pre-clinical and other data into digital format and analyzing our proposed Phase I U.S. clinical trial testing procedures, to be set forth in our U.S. IND application. We agreed to pay Texas Tech approximately $110,000 for these services. This amount was included in the $230,503 that we paid to Texas Tech on December 13, 2004 when we entered into our stage 2 sponsored research agreement. We expect to complete the preparation of our U.S. IND application and to be in a position to submit our application to the FDA by early 2006, although there can be no assurance that we will be able to meet this deadline, depending on, among other things, the rate of conversion of the information contained in the European IND application to digital format, the timing and outcome of Texas Tech's analysis of our proposed Phase I U.S. clinical trials testing procedure, and the timing and outcome of the regulatory analysis to be performed by our regulatory Consultants, Regulus/Origin and BioLink. We anticipate that the cost of submitting our application to the FDA will be approximately $400,000. We will be required to raise such additional funds as part of the $10.0 -15.0 million that we will need to raise within the next 5 to 6 months .

o PHASE I OF OUR U.S. CLINICAL TRIALS. Once our U.S. IND application has been submitted to the FDA and we receive no objections from the FDA, we expect to be able to commence our Phase I U.S. clinical trials of HemoTech. Depending on whether the FDA accepts our U.S. IND application in early 2006, we believe that we could begin Phase I clinical trials by the end of the second quarter of 2006, although there can be no assurance that we will meet this deadline. We estimate that our Phase I clinical trials (including the costs of doing additional research and development of HemoTech during our Phase I clinical trials, production of the product and the operational and overhead costs that we will incur during our Phase I clinical trials) will cost approximately $10.0 million.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through September 30, 2005. Through the third quarter of 2004, our efforts were principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and sponsored research agreements with Texas Tech, hiring employees and consultants, establishing our Board of Advisors, developing a business plan, raising capital, and engaging in other organizational and infrastructure development. Until the consummation of our October 2004 private placement, we did not have the financial resources to engage in any significant research and development activities. However, we used part of the proceeds of our October 2004 private placement to fund stage 2 of our sponsored research agreement with Texas Tech, representing our first significant expenditure of resources on the research and development of HemoTech.

Total expenses, and thus our losses, totaled $4,970,976 from October 3, 2001 (inception) through September 30, 2005. Such losses included $617,000 in 2003, $1,073,000 in 2004, and $2,859,976 for the nine months ended September 30, 2005.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

Costs incurred during the three months ended September 30, 2004 served to increase current liabilities (see liquidity and capital resources below).

Total expenses were $1,209,702 for the three months ended September 30, 2005 period compared with $112,079 for the corresponding period in 2004, an increase of $1,097,623 resulting primarily from the following:

We incurred significantly higher total interest costs resulting from the private placement completed in October, 2004 and accelerated debt issue and debt discount amortizations resulting from $ 950,000 of our convertible debt converted into common shares during the period. Total net interest charges increased $535,996 resulting primarily from amortization of debt issues costs ($268,845) , amortization of debt discount costs ($237,967), and $46,722 related to our 10% convertible notes in the current period compared to $5,460 total interest charges in the same period last year.

Our research and development expenses increased $149,688 compared to 0 for the same period in 2004. Our 2005 costs were primarily associated with the sponsored research agreement with Texas Tech University. In addition the company granted our Consultant and Acting Vice President/Principal Investigator of Research & Development stock options during the period that had a fair value of $ 115,100.

Our general and administrative costs increased $411,939 resulting from significantly higher professional fees,, office rental and related charges , board of director fees and payroll charges.

NINE MONTHS ENDED SEPTMEBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Costs incurred during the nine months ended September 30, 2004 served to increase current liabilities (see liquidity and capital resources below). Total expenses were $2,859,976 for the nine months ended September 20, 2005 period compared with $534,827 for the corresponding period in 2004 , an increase of $2,325,149 resulting primarily from the following :

We incurred significant higher total interest costs resulting from the private placement completed in October, 2004 and accelerated debt issue and debt discount amortizations resulting from $ 950,000 of our convertible debt converted into common shares during the period. Total net interest charges increased $ 1,537, 819 resulting primarily from amortization of debt issues costs ($ 780,525),amortization of debt discount costs ($ 661,573) and $151, 734 related to our 10% convertible notes in the current period compared to $16,380 of interest expense in the same period last year.

Our research and development expenses were $225,837 compared to $115,000 for the same period in 2004. Our 2005 costs were primarily associated with the sponsored research agreement with Texas Tech, University. In addition, in July 2005 the company granted our Consultant and Acting Vice President/Principal Investigator of Research & Development stock options that had a fair value of $115,100. In May, 2004, we agreed to waive the antidilution provision of our licensing agreement with Texas Tech in exchange for 135,764 shares of common stock. Such shares were valued at $115,000, their estimated value, and charged to operations.

Our general administrative costs increased $676,493 resulting from significantly higher professional fees, office rental and related charges, and board of director fees, which were partially offset by lower salary costs.

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

Under the terms of the Notes, the maturity date of the Notes was October 27, 2005. As of October 27, 2005, an aggregate of $1,540,000 principal amount of Notes and $ 97,159 accrued but unpaid interest thereon was converted into an aggregate of 1,544,490 shares of the Company’s common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. As of October 27, 2005, $710,000 aggregate principal amount of Notes remained outstanding. Effective October 27, 2005, holders of $337,500 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company will repay the outstanding balance of $372,500 aggregate principal amount of Notes, together with approximately $98,500 of accrued interest thereon, to holders of Notes that have not converted their Notes into shares of Company common stock on or prior to October 27, 2005 and have not agreed to extend the maturity date of the Notes to April 27, 2006.

We intend to use the proceeds of the October, 2004 offering (of which there is approximately $2.3 million remaining as of September 30, 2005) over the next eight to nine months to pay for the following costs and expenditures :

  The principal and related interest on our 10% unsecured promissory notes for holders that did not either convert or extend the principal and related interest , or $372,500 and $98,500 respectively.
  Our general administrative expenses (including salaries, legal and other professional fees, consulting and advisory fees, and to pay for the costs associated with raising additional capital);
  Preparation of our U.S. IND application and the costs associated with making certain upgrades to HemoTech production facility.

We believe our cash available at September 30, 2005 of approximately $2.3 million will be sufficient to repay our convertible notes and related interest due in October, 2005 and April, 2006 and fund operations for the next twelve months. If our selling stockholders convert any additional portion of our 10% convertible unsecured notes into shares of our common stock (of which there can be no guarantee), however, we will apply such unused funds to make up a portion of any shortfall we may have in the foregoing operating costs and to further develop HemoTech. If payment of the outstanding principal amount or any installment of interest accrued on the notes is not made on the maturity date of the notes or made on any acceleration therof following a default on the notes, then interest on any unpaid portion of the notes will accrue at an annual rate of 12%. Further, if we default in the performance of any obligations or covenants contained in the notes, the principal amount and any accrued and unpaid interest on the notes will become immediately due and payable after expiration of any applicable cure period. If we fail to make the required payments on the notes, our note holders will be entitled to accelerate the notes in full and demand immediate repayment thereof. Further, in the event we default on our convertible notes, we may be subject to enforcement proceedings initiated by our note holders. In such case, it is likely that the Company would be unable to continue to operate its business.

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

Under the terms of the Notes, the maturity date of the Notes was October 27, 2005. As of October 27, 2005, an aggregate of $1,540,000 principal amount of Notes and $ 97,159 accrued but unpaid interest thereon was converted into an aggregate of 1,544,490 shares of the Company’s common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. As of October 27, 2005, $710,000 aggregate principal amount of Notes remained outstanding. Effective October 27, 2005, holders of $337,500 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company will repay the outstanding balance of $372,500 aggregate principal amount of Notes, together with approximately $98,500 of accrued interest thereon, to holders of Notes that have not converted their Notes into shares of Company common stock on or prior to October 27, 2005 and have not agreed to extend the maturity date of the Notes to April 27, 2006.

As of November 11, 2005, we have paid $8,000 of these liquidated damages.

ITEM 6. EXHIBITS

31.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1	*	Certification of Principal Executive Officer required under
Rule 13a-14(b) or Rule 15d-14(b) of the Securities and
Exchange Act of 1934, as amended, and 18 U.S.C. Section
		1350	.

32.2	*	Certification of Principal Financial Officer required under
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

HEMOBIOTECH, INC.

Dated November 14, 2005	By: /s/ Arthur Bollon, Ph.D.

Dr. Arthur P. Bollon- Chairman of the Board And
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

Dated November 14, 2005	By: /s/ Mark J. Rosenblum

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