Form 10KSB
period 2005-12-31
HEMOBIOTECH INC
filed 2006-03-30
CIK 1301348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-24050
                                HEMOBIOTECH, INC.
             (Exact name of Registrant as Specified in Its Charter)

                DELAWARE                                       33-0995817
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     14221 DALLAS PARKWAY SUITE 1400
              DALLAS, TEXAS                                       75254
 (Address of principal executive offices)                      (Zip Code)

       (Registrant's telephone number, including area code: (214) 540-8411

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exhange Act. [ ]

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The issuer's revenues for the fiscal year ended December 31, 2005, were $0.

As of March 28, 2006, 13,515,996 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

On that date, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on March 28, 2006) held by nonaffiliates of the Registrant was $7,813,718 (3,600,792 shares at $2.17 per share).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, the matters discussed in this document may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of HemoBioTech, Inc., and its management and are valid only as of today, and we disclaim any obligation to update this information. These statements are subject to known and unknown risks and uncertainties that may cause actual future experience and results to differ materially from the statements made. Factors that might cause such a difference include, among others the successful pre-clinical development, the successful completion of clinical trials, the FDA review process and other governmental regulation, pharmaceutical collaborator interest and ability to successfully develop and commercialize drug candidates, competition from other pharmaceutical companies, product pricing and third party reimbursement, and other factors which are included in HemoBioTech, Inc.'s prospectus dated May 13, 2005, as supplemented, and HemoBioTech, Inc.'s other reports filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

We were founded in 2001 as "HemoBioTech, Inc.," a Texas corporation. In 2003, we incorporated a sister corporation named "HemoBioTech, Inc." in the State of Delaware. On December 1, 2003, HemoBioTech, Inc. (Texas) was merged with and into HemoBioTech, Inc., (Delaware) with HemoBioTech, Inc. (Delaware) as the surviving entity. Our principal executive offices are located at 14221 Dallas Parkway, Suite 1400, Dallas, Texas 75254, and our telephone number is (214) 540-8411.

We are the exclusive licensee of what we believe is an innovative human blood substitute product, which we call "HemoTech(TM)". HemoTech(TM) is comprised of hemoglobin that has been isolated from bovine blood and then chemically altered to make the resulting product non-toxic. It is the combination of these elements that we believe makes HemoTech(TM) a novel product. HemoTech(TM) is intended to address an increasing, yet unmet, demand for safe and inexpensive blood in the United States and around the world. We believe HemoTech(TM) is non-toxic based on initial foreign clinical studies.

Dr. Mario Feola and Dr. Jan Simoni, Texas Tech University Health Science Center School of Medicine ("Texas Tech") researchers and recognized blood substitute authorities, developed HemoTech(TM) over 20 years of research. HemoTech(TM) has been tested in a European pre-clinical regulatory study conducted at the Research Toxicology Centre S.p.A. in Rome, Italy, in 1990-1992 and preclinical studies at ISI St. Antimo in Naples, Italy from 1989 to 1991 and a limited human clinical trial in Africa in 1990, with what we believe to be favorable results. These initial studies suggest, although no FDA approved studies have been undertaken and there can be no assurance that later stage trials will confirm these findings, that this novel red blood cell substitute:

     o   can act as a carrier of oxygen;
     o   produces no adverse toxicity of the kidneys, or the nervous system;
     o   produces no adverse inflammatory reactions;
     o can dilate the blood vessels (which is called vasodilatory activity) and can reduce narrowing of blood vessels (or vasoconstriction) that follows hemorrhage;
     o has erythropoietic activity (which is the production of red blood cells in the body);
     o has lower oxygen affinity (which is how tightly oxygen binds to the hemoglobin) than other competing blood substitutes, approximating the oxygen affinity of native human red blood cells;
     o has the ability to remain in the blood vessels; and can sustain a close-to-normal amount of plasma in the blood.

We have obtained an exclusive, worldwide license from Texas Tech University for the core patents covering certain key markets, including primary markets in North America, Europe and Asia. We also have a strategic partnership with Texas Tech that allows us to utilize research and production facilities at Texas Tech and Texas Tech scientists, surgeons and medical staff. Our relationship with Texas Tech is governed by license and research agreements that, among other things, grant us the exclusive worldwide intellectual property rights to the HemoTech(TM) technology in exchange for equity ownership and payment of the fees associated with our use of Texas Tech facilities, materials and personnel.

We believe the structure of these license and research agreements could be attractive to potential pharmaceutical company partners and could be positive factors for the commercializing of HemoTech(TM).

BACKGROUND

The development of HemoTech(TM) is based on the idea that free hemoglobin-based blood substitutes can no longer be considered simply vehicles for transporting oxygen and carbon dioxide. Rather, they should possess properties that diminish the intrinsic toxic effects of hemoglobin and help eliminate the abnormal reactions associated with the loss of blood pressure and the lowering of vital signs resulting from the loss of blood during hemorrhage. We believe we have a purification method necessary for the purity of our hemoglobin solutions. We believe this purification method will allow us to produce HemoTech(TM) in a cost-effective manner by avoiding many of the expensive and capital intensive purification methods used by some of our competitors.

We believe the potential market for red blood cell substitutes is large and growing. The Theta Reports indicate that each year in the United States, over four million patients receive transfusions of over 14 million units of red blood cells in HemoBioTech, Inc.'s targeted markets of acute anemia, cancer and ischemia (the inadequate flow of blood due to constriction or obstruction of blood supply).

In addition to peacetime need, emergencies typically add to the demand for blood substitutes. For many years, the U. S. military has had an interest in an effective blood substitute.

There are several critical factors shaping the U.S. blood market. The market is facing increasing demand while the available supply remains stagnant. Banked blood continues to increase in cost and still entails risks related to infection and immune response. A safe, cost effective blood substitute has numerous advantages over the current blood supply.

     o minimize the risk of infections by infectious agents such as hepatitis and HIV (which causes AIDS) and adverse reactions in patients;
     o be compatible with all blood types, allowing earlier administration, increasing survivability for trauma patients and preventing supply shortages related to specific blood types;
     o possess a significantly longer shelf life (six months or greater) than that of donated red blood cells (42 days), allowing a wider range of administration and increased stockpiling; and
     o derived from a potentially large supply, countering the critical shortage of banked human blood worldwide.

HemoBioTech, Inc.'s scientific team has delineated molecular mechanisms to explain both HemoTech(TM)'s non-toxicity and pharmacological activities.

This team first identified the factors that lead to toxicity. They then developed both an isolation method that ensures the purity of Hb solutions and a chemical modification method that results in the lack of intrinsic toxicity. This research led to the development of HemoTech(TM), which, in addition to its physiological properties of Hb, has additional pharmacological activities that effectively eliminate blood vessel constriction, improve the release of oxygen into the body and produce an anti-oxidant and anti-inflammatory effect and induces erythropoiesis production (production of red blood cells).

OUR PRODUCT

Our product, HemoTech(TM), is an oxygen-carrying solution that performs like red blood cells. It can address an increasing yet unmet demand for safe and inexpensive blood in the US and around the world. It also can address many of the medical, logistical and economical concerns associated with red blood cell transfusion.

HemoTech(TM) is created by reacting pure bovine hemoglobin with three chemicals: o-adenosine 5'-triphosphate ("o-ATP"), o-adenosine and reduced glutathione ("GSH"). These chemicals permit chemical modification of the hemoglobin to create the observed beneficial activities of HemoTech(TM) and introduce necessary changes to the hemoglobin that control oxygen affinity and other biological activities.

The use of o-adenosine has a number of biological benefits. First, it counteracts the properties of hemoglobin that cause narrowing of the blood vessels. Additionally, the o-adenosine reduces the potential of hemoglobin to cause inflammation in the body. HemoTech(TM) also relaxes hemorrhage-induced narrowing of the blood vessels. GSH permits the alteration of the surface charge of HemoTech(TM), which is also an essential feature of our novel hemoglobin modification procedure. GSH also lowers oxygen affinity to a level that is near that of native red blood cells.

Bovine blood isolated and utilized for the commercial production of HemoTech(TM) will be taken only from healthy cows from a controlled herd with records over several generations and a controlled diet to protect against "BSE" (bovine spongiform encephalopathy, also known as mad cow disease). Immunological test for special proteins called prions which cause BSE can be utilized to test brain and spinal cord material.

We believe that blood substitutes currently undergoing FDA trials have limited potential for success in the broad human blood use market because they generate various levels of hemoglobin-based toxicity. A number of blood substitute candidates were developed before the intrinsic toxicity of hemoglobin was identified, and few companies have modified their approach to creating blood substitutes based on recent findings related to hemoglobin toxicity because of significant investments already made to advance lead compounds through FDA trials. Based on initial studies, we believe that HemoTech(TM)'s primary benefits include:

     o   non-toxicity:
     o an oxygen affinity that closely mimics that of human red blood cells and does not cause an adverse affect that results from excessive interaction with oxygen;

     o the stimulation of the production of red blood cells in the body, which allows the body to replace its native blood supply in half the time it would otherwise take following a transfusion;
     o a half life of approximately 24 hours, which is desirable given the body's ability to produce red blood cells, which allows the body to replace it with its own supply;
     o high purification, which may eliminate the risk of infection and adverse immune reactions in patients;
     o the ability to be stored at 4(degree)C (39(degree)F) for six months or more and for an extended period when frozen (compared to 42 days for banked blood), and the ability to be stockpiled easily;
     o compatibility with all blood types and availability for administration within minutes; the ability to be produced from a ready and vast supply of cow blood; and
     o the potential to be produced at a price competitive with current banked blood and other blood substitute products.

CLINICAL STATUS

HemoTech(TM) underwent foreign pre-clinical and human clinical testing in the late 1980's and early 1990's. Pre-clinical testing included research performed by Texas Tech at its laboratories in Lubbock, Texas in the mid to late 1980's, at ISI St. Antimo Laboratories in Naples, Italy from 1989 through 1991, and a European IND study conducted from 1990 through 1992 at the Research Toxicology Center S.p.A. (the "RTC") in Rome, Italy. This research was based on the following:

     o   in vivo animal studies; and
     o   in vitro testing using various human cell lines.

     These tests focused on:

     o   toxicity;
     o   the way in which the product affects blood vessels;
     o   immunological  and inflammatory  activity,  as well as the way in which
         HemoTech(TM)   interacts   with  oxygen  (which  is  called   oxidative
         activity);
     o   stability; and
     o   therapeutic potential.

We believe the results of these pre-clinical tests support HemoTech(TM)'s non-toxicity and biological activity, although there can be no assurance that future later stage trials will confirm these findings. These pre-clinical tests generated more than 80 abstracts and papers, and an official European IND report has been issued supporting the pre-clinical non-toxicity results in cell and animal studies.

The human non-FDA clinical trial was performed at the Institut de la Recherche en Sciences de la Sante, Centre de l'Anemie S. S. (Kinshasa, Zaire) in 1990. In that study, nine children suffering from sickle cell anemia received HemoTech(TM) in significant volumes (approximately 25% of total blood volume) over a two-hour period. These patients experienced significant near-term improvements as their general condition improved, episodes in which sickle cells block the blood vessels were reduced, pain was quickly relieved, and blood vessel dilation and better tissue oxygenation were indicated. The patients were monitored over a three-month period. These studies showed no toxicity and an induction of red blood cell production. These studies were published in the medical journal, Surgical Gynecology & Obstetrics, volume 174, number 5, pages 379-386 (1992). In addition to the clinical improvements in the patients, these initial studies indicate that HemoTech(TM):

     o produces no adverse kidney, nervous system, oxidative or inflammatory reactions in humans;
     o   can reduce the narrowing of blood vessels that follows hemorrhage;
     o   has low oxygen affinity and can work as a physiological oxygen carrier;
     o   induces  red  blood  cells  production  in the  body;
     o   has prolonged intravascular persistence; and
     o   can sustain a close-to-normal level of plasma in the blood.

The results of the HemoTech(TM) clinical studies have not demonstrated any negative side effects. Since the results of the HemoTech(TM) clinical studies showed that the product promotes vasodilation, rather than narrowing of the blood vessels, and that the product increases red blood cell production, the product has indicated, in such clinical studies, that it is non-toxic. However, the corporation that sponsored the European IND faced financial difficulties that were independent of the HemoTech(TM) program and therefore was unable to continue to sponsor the program. Accordingly, the HemoTech(TM) technology was returned to Texas Tech in 1995. Texas Tech subsequently constructed a production facility for HemoTech(TM) and attempted to raise money to support the research, development, testing and commercialization of HemoTech(TM), but these activities were outside the scope of Texas Tech's expertise, so the university then sought to license the HemoTech(TM) technology. In 2001, we entered into our license agreement with Texas Tech.

We believe the results of the HemoTech(TM) clinical trials are significant because they represent a rare example of a non-toxic administration of a blood substitute product. Furthermore, this trial demonstrated in humans the pharmacological activity of HemoTech(TM). There can be no assurance, however, that future later stage trials will support or confirm these findings.

The HemoBioTech team, under the direction of Dr. Simoni, is currently working on advanced research in the fields of toxicity and efficacy which will be funded by us, and expects to develop innovative modifications of the existing patented technology resulting in new clinical applications for HemoTech in the following areas:

     o   trauma and blood disorders;
     o   cardiopulmonary bypass surgery including angioplasty;
     o   organ and tissue transplantation; and
     o   oncology (the treatment of cancer).

One of the chief objectives of the team is to further evaluate the pharmacological effects of HemoTech(TM). The proposed research is aimed at further understanding the vasodilatory and anti-inflammatory action of HemoTech(TM) at the molecular level. The team also is developing improved laboratory methods for the evaluation of clinical samples during HemoTech(TM)'s human trials, which will be licensed by us.

RESEARCH AND DEVELOPMENT ACTIVITIES

During the years ended December 31, 2005, and 2004, the Company's financial statements reflect, $289,000 and $259,000 respectively, charged to expense for research and development activities.

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

In January 2006, the Company entered into a Stage Three Sponsored Research Agreement with Texas Tech University for the period January 1, 2006, to December 31, 2006. In connection therewith, the Company made an initial payment of approximately $287,000. Additional payments, if any, will be made to Texas Tech University pursuant to the Plan of Operations described in management's discussion and analysis.

INTELLECTUAL PROPERTY

We have licensed from Texas Tech exclusive worldwide rights to HemoTech(TM) under a U.S. patent issued in August 1995. The patent, U.S. Patent No. 5,439,882, entitled "Blood Substitute," and its foreign counterparts, claim various alternative compositions of the novel blood substitute based on hemoglobin of both bovine and human origin as well as methods for its production and use. Protection under the U.S. patent expires on or after August 8, 2012.

Under the terms of the license agreement, we issued to Texas Tech in lieu of any royalties, licensing fees, sublicensing fees and any other payments (other than certain patent maintenance costs), 678,820 shares (approximately 5% of our then-authorized common stock) to Texas Tech. These shares initially were subject to anti-dilution protection until such time as we expend at least $15,000,000 on the research, development, testing and commercialization of HemoTech(TM). In connection with the issuance of units in our October 2004 private placement, in lieu of receiving the entire number of shares of common stock to which it would have been entitled as a result of our issuance of units, under the terms of a letter agreement with us, dated May 20, 2004, Texas Tech agreed to accept an additional 135,765 shares of our common stock and an aggregate payment of $60,000 (including payment of patent maintenance costs and expenses paid by Texas Tech) in exchange for removing the anti-dilution provision. We have not made any other payments to Texas Tech under the license agreement and we are not required to make any payments under the license agreement except as follows:

     o to reimburse Texas Tech for certain patent maintenance costs of the HemoTech(TM) patent and any other patent that becomes covered by the license agreement, within 30 days of receiving notice from Texas Tech that such amounts are due;

     o to pay prosecution costs and costs of foreign counterpart applications on all future "designated inventions," which includes patentable inventions created by Texas Tech's employees under the sponsored research agreement; and

     o   Cost to maintain our patent position in 21 foreign countries.

We have also entered into an additional letter agreement with Texas Tech under which Texas Tech agreed to file a new patent application to cover the induction of erythropoiesis (which is the increase of red blood cell production), which is a major activity of HemoTech(TM). There can be no assurance that Texas Tech will be able to file an application for the new patent or that the new patent will be granted before August 2012 or at all. If issued, this new patent, exclusively owned by Texas Tech, will become subject to our license agreement with Texas Tech and could give us additional protection for the commercial use of HemoTech(TM). Under the terms of our license agreement with Texas Tech, title to inventions made solely by inventive contributions of employees of Texas Tech shall be owned by Texas Tech, title to inventions made solely by inventive contributions of employees of HemoBioTech, shall be owned by HemoBioTech; and title to inventions made by joint inventive contributions of employees of both Texas Tech and HemoBioTech shall be jointly owned by Texas Tech and HemoBioTech. In addition to the proposed erythropoiesis patent, the Company, working with Texas Tech, are developing a broad patent strategy that focuses on improvements in production and purification methods used in the manufacturing of HemoTech(TM), use of HemoTech(TM) and other potential future product formulations for specific medical indications, formulaic modifications of HemoTech(TM)'s platform technology and use of the platform technology for other targets.

In addition to our U.S. rights, we enjoy patent protection in several European and Asian nations as well as Australia and Canada. In all, our licensed foreign patents have been issued by or designated (in the case of patents issued by the European Patent Office) in 21 foreign nations. Furthermore, continued testing of HemoTech(TM) may, although there can be no assurance, result in refinements that are patentable, thereby extending patent protection for forthcoming HemoTech(TM) derivatives.

MARKET OPPORTUNITY

We believe the potential market for red blood cell substitutes is large and growing. The Theta Reports indicate that each year in the United States, over four million patients receive transfusions of over 14 million units of red blood cells in HemoBioTech's targeted markets of acute anemia, cancer and ischemia (the inadequate flow of oxygenated blood due to insufficient blood supply).

In addition to peacetime need, emergencies typically add to the demand for blood substitutes. For many years, the U.S. Army has been a leading proponent for an effective blood substitute.

THE NEED FOR BLOOD SUBSTITUTES

There are several critical factors shaping the U.S. market. The market is facing increasing demand while the available supply remains stagnant. Banked blood continues to increase in cost and still entails risks related to infection and immune response. A safe, cost effective blood substitute has numerous advantages over the current blood supply. We believe that, among other qualities, an effective blood substitute would:

     o minimize the risk of infections by infectious agents such as Hepatitis and HIV (which causes AIDS) and adverse reactions in patients;
     o be compatible with all blood types, allowing earlier administration, increasing survivability for trauma patients and preventing supply shortages related to specific blood types;
     o possess a significantly longer shelf life (6 months or greater) than that of donated red blood cells (42 days), allowing a wider range of administration and increased stockpiling; and
     o derived from a potentially large supply, countering the critical shortage of banked human blood worldwide.

SUPPLY AND DEMAND

According to the Foundation for American Blood Centers, the United States faced an estimated shortfall of more than one million units of safe blood in 2003. In the face of this deficit, many cities are looking overseas to address their blood shortages. For example, according to Crain's New York Business News, New York City has imported more than 25% of its blood supply from Europe.

According to BLOOD TRANSFUSIONS: KNOWING YOUR OPTIONS, a publication of the Pall Corporation, more than 43% of all blood products are used for people 65 and older. This older segment of the population is expected to grow 14% in the next

10 years, almost twice as fast as the rest of the population. Thus, the shortage of red blood cells is expected to increase dramatically as more baby boomers age and the number of cardiac surgeries, cancer treatments, hip and knee replacements, head injury treatments, organ transplants and other surgeries also increase. While blood donations have generally increased by 1-2% annually, the American Red Cross estimates that blood transfusion demand is on pace to increase by 6-8% annually. Worldwide, the shortage is even greater. The World Health Organization estimated a worldwide shortage of 25 million units of blood in 2002.

INCREASING COST

According to Tissue Link Medical, Technical Brief No. 305, the actual cost of a red blood cell transfusion has increased dramatically in recent years and currently ranges between $500-1,000 per unit of blood. The major factors contributing to this increase include additional costs related to testing, screening, processing, type matching and overhead. In light of recent stricter guidelines to ensure the safety of blood, such as more stringent screening for transmittable diseases and standard leukoreduction (eliminating the white blood cells that can carry infections), the cost of blood is expected to continue to rise.

BLOOD SUPPLY SAFETY

Sensitive screening tests in the United States have greatly reduced the risk of infectious disease transmission in the domestic population, but unacceptable risks still remain. Based on a 2001 report of the American Association of Blood Banks, the risk of infection from, or adverse reaction to, a single blood transfusion is:

     o   1:100 for minor allergic reactions
     o   1:2,500 for bacterial infections
     o   1:50,000 for human T cell Leukemia virus
     o   1:250,000 for Hepatitis B
     o   1:543,000 for Hepatitis C
     o   1:600,000 for fatal hemolytic reaction
     o   1:1,930,000 for HIV

These probabilities compound quickly, however, for major procedures, such as organ transplants and trauma, which require 50 units of blood on average. Even in minor surgeries, which require six to eight units of blood, the probabilities of contracting infections or experiencing adverse reactions are not insignificant.

We believe that our product's initial foreign clinical testing produced data that supported HemoTech(TM)'s biological activity and non-toxicity in humans.
Additionally, the product demonstrated anti-inflammatory and vasodilatory activity, as well as erythropoietic activity. No negative side effects have been seen to date, prompting more than 80 abstracts and papers, and an official European New Drug Application supporting the preclinical non-toxicity results in cell and animal studies. Subsequent to HemoTech(TM)'s clinical studies, HemoBioTech's researchers delineated the molecular mechanisms of HemoTech(TM). These data confirm the properties of HemoTech(TM) observed during clinical studies and constitute positive support for potential future FDA regulatory filings by HemoBioTech as well as valuable information for future product research and development.

PRODUCTION AND MATERIAL SUPPLY

The Company's proprietary production method consists of reacting pure bovine hemoglobin with three chemicals--o-adenosine 5'-triphosphate (o-ATP), o-adenosine, and reduced glutathione (GSH)--chemically modifying the hemoglobin to create beneficial activities and effect changes that control oxygen affinity and other biological activities. A benefit of o-adenosine is that it counteracts the hemoglobin properties that cause the narrowing of blood vessels. It also reduces the potential of hemoglobin to cause inflammation.

The preference for bovine hemoglobin as an erythrocyte substitute, first proposed by the Texas Tech researchers, was based on indications that bovine hemoglobin was more effective than isolated human hemoglobin at transporting oxygen; that bovine erythrocytes were widely available; and that human and bovine diseases transmissible by blood could be avoided by collecting erythrocytes exclusively from select healthy cattle. Bovine blood isolated and utilized for production of HemoTech(TM) is taken only from healthy cows, from a controlled herd.

HemoBioTech has the exclusive worldwide license from Texas Tech covering all intellectual property associated with HemoTech(TM). The Company further has access to Texas Tech staff and equipment necessary to produce, test, and certify HemoTech(TM), with access to University laboratory facilities and a blood substitute production facility Texas Tech has constructed on its campus specifically for the production of HemoTech(TM). HemoBioTech has the right to assist in recruiting personnel, including student interns, and obtaining state and federal grants for its research, development, and manufacturing programs.

HemoBioTech  reimburses  Texas  Tech  for any  operational  and  overhead  costs associated with researching, developing, producing, and commercializing HemoTech(TM) and any other technologies that may be developed by Texas Tech during the term of the agreement. The initial term of this agreement expires on August 31, 2006, but by mutual agreement, the parties may extend this period for up to two additional years or more depending on need as negotiated.

BUSINESS STRATEGIES

We believe the most likely path to commercialization of HemoTech(TM), if ever developed and approved for sale, will involve a partnership with a major pharmaceutical company. Because commercialization of a major pharmaceutical requires a significant amount of capital, HemoBioTech will seek to identify and enter into partnership agreements, as opposed to a license agreement, with one or more pharmaceutical companies to partner in the late stages of clinical trials.

HemoBioTech's ability to research, develop, and successfully commercialize HemoTech(TM) is dependent upon its collaborative relationships with Texas Tech as well as Regulus Pharmaceutical Consulting, LLC (Regulus) and Origin Pharmaceutical Services Ltd. (Origin), a regulatory consulting firm and clinical research organization (CRO), respectively.

Regulus and Origin will collaborate on key projects and are assisting HemoBioTech in their creation and submission of the U.S. IND (Investigation of a New Drug) application. BioLink Life Services, Inc. also provides consulting services for the U.S. IND.

In order to achieve its goal, HemoBioTech has determined that it must meet the following objectives:

     o Upgrade its Current Production Facilities. To produce HemoTech(TM) for Phase I U. S. clinical trials, HemoBioTech must complete upgrades to its current production facilities at Texas Tech. The initial phase of this plan was completed at the end of the second quarter of 2005, at a cost of approximately $25,000. The second phase is expected to be completed by mid 2006. Financing the initial phase was included in HemoBioTech's Stage 2 sponsored research agreement payment to Texas Tech in December 2004 and the additional upgrade is part of the Stage 3 sponsor agreement signed in 2006 as well as additional expenditures if necessary. In addition to the amount paid to Texas Tech University as part of the Stage 3 agreement, we estimate that additional upgrades will be necessary.

     o Preparation and Submission of U.S. IND Application. Under terms of their Stage 2 sponsored research agreement, Texas Tech provided
         HemoBioTech   support   services  for   preparation  of  its  U.S.  IND
         application. This included conversion of data from European IND application into electronic format, summarization and analysis of its pre-clinical CMC ("Chemistry Manufacturing and Controls") data and analysis of its proposed Phase I U.S. clinical trial testing procedures. The Company expects to complete preparation of its U.S. IND application and submit it to the FDA by mid 2006. The estimated cost of submitting the application is approximately $500,000 or greater.

     o Clinical Trials. Pending FDA acceptance of HemoBioTech's application in early 2006, the Company believes that it could begin Phase I U. S. clinical trials in the second half of 2006, and if successful, commence Phase II U. S. in 2007, although there can be no assurances that any of these goals will be achieved.

COMPETITION

If approved for commercial manufacture and marketing, we believe HemoTech(TM) will have a unique competitive advantage over other products under testing or under development since we believe HemoTech(TM) is the only product that addresses all aspects of the intrinsic toxicity (vasoconstriction, oxidative stress and inflammatory reactions) of hemoglobin. We believe the lack of toxicity in HemoTech(TM) is due to the chemical modification of the hemoglobin in our product. Furthermore, we believe our bovine-derived red blood cell product provides HemoTech with an additional competitive edge over products developed from outdated human red blood cells or from perfluorochemicals (which are synthetic chemical blood substitutes), because bovine blood is safer, more readily available, more convenient and more cost effective.

Our key competitors include:

     o Northfield Laboratories has been developing PolyHeme(R), which is based on hemoglobin from what we believe to be outdated human blood. Although Northfield completed its Phase III U. S. clinical trials, in 2002
         Northfield's product was rejected by the FDA for use in elective surgery due to results concerning safety and efficacy. Northfield is continuing to test PolyHeme(R) in Phase III U. S. clinical trials for use in ambulatory trauma cases. Since Northfield's product is in Phase III U. S. clinical trials, it could be deemed to be at a more advanced trial stage than HemoBioTech, although their product was previously rejected by the FDA for use in elective surgery.

     o Biopure Corporation has been developing Hemopure(R), a bovine hemoglobin-based blood substitute. Although Biopure completed its Phase III U. S. clinical trials, Biopure's product failed to receive a biologic license application clearance from the FDA in 2003. The FDA has asked Biopure to perform additional safety testing on its product.

     o   Sangart,   Inc.  has  created  a  hemoglobin-based   blood  substitute,
         Hemospan.  The product is in Phase I clinical testing in Europe.

     o   SynZyme  is  developing  HemoZyme,  a  hemoglobin-based   blood.  Since
         HemoZyme has only been tested in animals, the Company believes it is not at a more advanced trial stage than HemoBioTech.

     o   Alliance  Pharmaceutical has been developing OxygentTM,  which is based
         on   flurocarbon-based   blood  substitute.   Alliance   Pharmaceutical
         discontinued its U. S. clinical trials.

     o Synthetic Blood International, Inc., is a development stage company, developing biotechnology products. It specializes in creating pharmaceuticals and medical devices in the fields of liquid ventilation, oxygen therapeutics, implanted glucose sensing, and blood substitutes using flurocarbon-based technology. Prior flurocarbon-based technologies have suffered from toxicity.

GOVERNMENT REGULATION

HemoBioTech, Inc.'s product, manufacturing activities, and proposed clinical trial of that product are subject to regulation by the United States Food and Drug Administration ("FDA") and by other federal, state, local and foreign authorities. Pursuant to the Food, Drug, and Cosmetic Act of 1938, as amended ("FD&C Act"), the Public Health Service Act ("PHS Act"), and the regulations promulgated thereunder, the FDA regulates the development, clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of drugs and biologics, including blood and blood substitutes.

The FDA has expansive regulatory authority which may be enforced through product recalls, seizures and other civil and criminal sanctions. The FDA is considering changes to its approach to "follow-on biological" products (which are the biological product equivalent to generic pharmaceutical products). Changes that would facilitate the approval of such products could have an adverse impact on the Company's long term strategy to the extent that its product is deemed to be a biological product.

FDA APPROVAL PROCESS--PRECLINICAL AND CLINICAL TRIALS. A new drug or biologic cannot be distributed in the united States unless approved by the FDA; FDA approval of new drugs and biologics comes at end of a lengthy process and only after the FDA determines that the article at issue is safe and effective for its intended use or uses. Whether FDA approves a product is a function of the agency's discretion.

In order to gather sufficient data to demonstrate the safety and efficacy of a new drug or biologic, the manufacturer is usually required to sponsor clinical trials, i.e., trials in humans, under the jurisdiction of the FDA. In order to conduct or sponsor a clinical trial of a new drug or biologic, the manufacturer must submit an Investigational New Drug ("IND") application. The IND application must contain sufficient and specific animal test data, toxicological, pharmacological and other data to assure FDA that the initial clinical trial will not endanger the health of the patients or subjects involved. The Company has not submitted an IND to clinically test HemoTech(TM) in the United States, but anticipates submitting its IND in the first half of 2006. The Company will include in its IND application for HemoTech(TM) the results of the use of HemoTech(TM) in other countries. A Company may not begin clinically testing until its IND has been approved by the FDA or 30 days have elapsed since the filing and the FDA has not objected. However, as a practical matter, few manufacturers will begin clinical testing of the FDA has expressed concern about the proposed study.

The FDA recognizes three clinical trial phases and there is usually a separate IND and separate IND approval for each phase. A Phase 1 study is typically closely monitored and may be conducted in patients or volunteer subjects. These studies are designed, in part, to determine the metabolic and pharmacologic actions of the drug or biologic, the side effects associated with increasing doses, to gain early evidence, if possible, of its effectiveness, and gather sufficient information to permit the design of well-controlled, scientifically valid Phase 2 study. Usually, a Phase 1 study involves between 20 and 80 subjects or patients, as the case may be.

Phase 2 studies include controlled clinical studies to evaluate the effectiveness of the drug or biologic for a particular indication in patients with a given condition under study to determine the common short-term side effects and risks associated with the drug or biologic. Phase 2 studies are well controlled, closely monitored, and conducted on a relatively small cohort usually involving no more than several hundred patients.

Phase 3 studies are expanded, well controlled and closely monitored studies designed to provide sufficient data so that FDA can determine the product's effectiveness and safety and to provide adequate basis for physician labeling. Phase 3 studies usually include from several hundred to several thousand patients.

Research and development activities are costly, time-consuming, and may not be successful, and there can be no assurance that our product candidate, HemoTech(TM), even if it is approved to enter Phase 1 clinical trials, will be approved to enter subsequent phases or will be approved for marketing by the FDA. Moreover, even after completion of a Phase 3 study, FDA may decline to approve the New Drug Application or Biologics License Application, as the case may be.

FDA REGULATION. The FDA closely regulates companies that sponsor clinical trials, that manufacture drugs or biologics that are being clinically tested or that manufacture approved products. The FDA may conduct an inspection of any Company facility and may take regulatory action if it believes that Company has violated the FD&C Act or PHS Act, including by way of example, issuing observational findings (FDA 483), issuing a Warning Letter, seizing products, placing a "hold" on an IND, revoking INDs, revoking approved NDAs or BLAs, or criminally prosecuting the Company or its employees. During clinical testing phases, FDA may inspect to ensure, among other things, that the health and welfare of the patients enrolled in clinical studies are being appropriately protected, that all subjects have executed informed consent forms approved by an Institutional Review Board, and that the product is being manufactured in a way that ensures that it is not adulterated. Post approval surveillance by the FDA is equally rigorous.

FDA GOOD MANUFACTURING PRACTICES AND REPORTING. The FDA requires drug and biologics manufacturers to comply with Good Manufacturing Practices regulations. The regulations require that manufacturers comply with various quality control requirements pertaining to design controls, purchasing contracts, organization and personnel, including manufacturing process design, buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; drug or biologics components or raw materials; manufacturing specifications and processes; labeling and packaging; in-process and finished product inspection and acceptance; and record keeping requirements.

EMPLOYEES

As of December 31, 2005, the Company has four full-time employees and four employees through a contract with Texas Tech. Outside consultants are employed as needed to provide various services. We rely heavily on personnel employed by Texas Tech who provide services to us under the sponsored research agreement. In addition, we also employ outside consultants from time to time to provide various services. We have experienced good employee relations and are not and never have been a party to a collective bargaining agreement.

THE EXECUTIVE OFFICERS ARE AS FOLLOWS:

       NAME                   AGE              POSITION WITH COMPANY
Arthur Bollon, Ph.D.          63      Chairman of the Board of Directors, President and Chief
                                      Executive Officer
Mark J. Rosenblum, CPA        52      Chief Financial Officer and Secretary
Jan Simoni, Ph.D., DVM        55      Acting Vice President and Principal Investigator of Research
                                      and Development and Advisor

Mario Feola, M.D.             79      Chief Medical Officer

ARTHUR BOLLON, PH.D., Since April 8, 2003, Dr. Bollon has served on a full-time basis as our Chairman, President and Chief Executive Officer. In 1991, Dr. Bollon was a founder of Cytoclonal Pharmaceutics, Inc., a publicly traded biopharmaceutical company, and served as Chairman, President and Chief Executive between 1991 and 2002.

MARK J. ROSENBLUM, CPA., Mr. Rosenblum joined us as our Chief Financial Officer on April 1, 2005. Between 1996 and 2003, Mr. Rosenblum was the Chief Accounting Officer, Vice President and Controller at Wellman, Inc., a public chemical manufacturer. Mr. Rosenblum is a certified public accountant.

JAN SIMONI, Ph.D., DVM Dr. Simoni has served as our Acting Vice President and Principal Investigator of Research and Development since 2002, through a Sponsored Research Agreement with Texas Tech University, where he is employed. Dr. Simoni has also served as an Advisor since July, 2005. Since 1993, Dr. Simoni has served as the Blood Substitute Group Leader at Texas Tech and is an Associate Professor of Research in the Department of Surgery at Texas Tech, where Dr. Simoni co-invented HemoTech(TM).

MARIO FEOLA, M.D., Dr. Feola has been our full-time Chief Medical Officer since November 1, 2004. From December 14, 2003 through October 31, 2004, Dr. Feola served as our Chief Medical Officer on a part-time basis. Dr. Feola has served as a Professor of Surgery at Texas Tech, where Dr. Feola co-invented HemoTech(TM).

RISK FACTORS

You should consider the following matters when reviewing the information contained in this document. You also should consider the other information incorporated by reference in this document.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO REVENUES OR PROFITS

We are in the development stage and, through December 31, 2005, have generated no sales revenue and have no prospects for revenue in the foreseeable future. We currently have no source of operating revenue and there can be no assurance that we will be able to develop any revenue source or that our operations will become profitable, even if we are able to commercialize any products. Further, as a development stage company, we have a limited relevant operating history on which an evaluation of our prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the evolving, heavily regulated biotechnology industry, which is characterized by an increasing number of market entrants, intense competition and a high failure rate. In addition, significant challenges are often encountered by businesses shifting from developmental to commercial activities.

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

We have earned no revenue since our inception and have incurred a net loss of $5,565,000 from inception through December 31, 2005. We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the foreseeable future. Our ability to generate revenue is dependent on obtaining additional financing for our planned operations. Our immediate planned operations for the next eight to ten months include the payment of our general and administrative expenses (including salaries, legal and other professional fees, consulting and advisory fees, the costs associated with making certain upgrades to the HemoTech(TM) production facility, to begin the production of HemoTech(TM), including preparation of our U.S. IND application. We believe our available cash of approximately $2,693,000 at February 28, 2006, will be sufficient to complete our immediate planned operations (including the repayment in full of our remaining outstanding 10% convertible unsecured promissory notes ($337,500) through the next twelve months, and possibly longer, based on a current monthly normalized cash burn rate of approximately $100,000).

Following completion of our U.S. IND application, the next stage of our planned operations will include submission of our U.S. IND application to the FDA, commencement and completion of our Phase I U.S. clinical trials, further research and development of HemoTech(TM) during our Phase I U. S. clinical trials, and payment of operational and overhead expenses that we will incur during our Phase I U.S. clinical trials as well as preparation for Phase II clinical trials, assuming Phase I clinical trials are successful. In order to complete these additional planned operations, we will need to raise an additional $10 to 15 million within the next eight to ten months, although there can be no assurance that we can meet this timeframe. If we fail to generate enough cash resources, either from future equity or debt sales or revenue from operations, our ability to implement our business plan and complete these planned operations will be materially affected, and you may lose all or substantially all of your investment.

WE ARE RELIANT ON THE SUCCESS OF A SINGLE PRODUCT, WHICH IS IN AN EARLY STAGE OF PRODUCT DEVELOPMENT AND MAY NEVER BE SUCCESSFULLY DEVELOPED OR, IF SUCCESSFULLY DEVELOPED, MAY NEVER BECOME A VIABLE MARKETABLE PRODUCT.

We are a one product company, and if we fail to successfully develop this product we have no other products on which our business can be developed. There can be no assurance that our research and development activities will result in any commercially viable human blood substitute product. The development of our blood substitute product will be subject to the risks of failure inherent in the development of products based on innovative technologies and the expense and difficulty of obtaining regulatory approvals. Our human blood substitute product currently under development will require significant additional research and development and pre-clinical testing and clinical testing prior to submission of any regulatory application for commercial use. There can be no assurance that our research or product development efforts will be successfully completed, that our human blood substitute product currently under development will be successfully transformed into a marketable product, that required regulatory approvals can be obtained, that the product can be manufactured at acceptable cost in accordance with regulatory requirements or that any approved products can be successfully marketed or achieve customer acceptance. Additional risks include the possibility that:

     o our proposed product will be found to be ineffective or toxic, or that, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that the proprietary rights of third parties will preclude our marketing of our proposed human blood substitute product; and

     o   third parties will market superior or equivalent products.

WE DEPEND ON KEY PERSONNEL, AND THE LOSS OF SUCH PERSONNEL COULD SIGNIFICANTLY IMPAIR OUR ABILITY TO FURTHER DEVELOP HEMOTECH, IMPLEMENT OUR BUSINESS PLAN OR CONTINUE OPERATIONS.

Our success depends on the continued contributions of our executive officers and scientific and technical personnel and consultants. We are particularly dependent on Arthur P. Bollon, Ph.D., our Chairman, President and Chief Executive Officer, Dr. Mario Feola, our Chief Medical Officer, and Dr. Jan Simoni, our Acting Vice President and Principal Investigator or Research and Development and Advisor. Drs. Feola and Simoni are the two principal Texas Tech researchers who developed HemoTech. Drs. Feola and Simoni continue to be the two main developers of HemoTech. Dr. Simoni is an employee of Texas Tech and his services are made available to us under our sponsored research agreement with Texas Tech. Dr. Simoni's activities related to research and development, production, regulatory and clinical testing of HemoTech are covered under the sponsored research agreement with Texas Tech, which may be terminated at any time by either party on 90 days' prior written notice.

We currently have five full-time employees including Drs. Bollon and Feola and Mr. Mark Rosenblum, our Chief Financial Officer. We have entered into an employment agreement with Dr. Bollon which expires in October 2008, and we have entered into an employment agreement with Dr. Feola, in which Dr. Feola agreed to serve as our Chief Medical Officer until such time as either party terminates Dr. Feola's employment agreement. We have also entered into an employment agreement with Mr. Rosenblum, which expires in April 2008. We do not maintain "key person" life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. During our limited operating history, many of our key responsibilities have been assigned to a relatively small number of individuals. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business, although we have not experienced problems attracting or retaining key personnel to date.

IF OUR HUMAN BLOOD SUBSTITUTE PRODUCT OFFERINGS ARE NOT COMMERCIALLY SUCCESSFUL, WE WILL BE UNABLE TO SUCCESSFULLY GENERATE REVENUE.

We expect a significant amount of our revenue to come from the production and distribution of human blood substitute products. The success of these offerings depends primarily on their acceptance by the public, the medical community, and other third-party consumers and payers, which is difficult to predict. The commercial success of a medical product depends on the availability of alternative forms of technology and general economic conditions and other tangible and intangible factors, all of which can change quickly. If we fail to produce human blood substitute products with broad medical industry appeal, we will be unable to successfully generate revenue.

THE MARKET FOR HUMAN BLOOD SUBSTITUTE PRODUCTS IS COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST COMPETITORS THAT MAY HAVE SUBSTANTIALLY MORE DEVELOPMENT, MARKETING AND SALES RESOURCES THAN WE DO.

The market for human blood substitute products is competitive, and there can be no assurance that we will be able to compete successfully in this market. We cannot be assured that some other competitive technology has not been, or will not be, developed by either government, academic or private entities. Any competing technology could make our technology either obsolete or of lesser value. Many of our competitors have greater financial, personnel and other resources than we have, which may limit our ability to compete effectively. See "Competition" above.

Although the proposed products of our main competitors have been rejected by the FDA, have been abandoned and are not yet ready to submit their applications to the FDA for approval of their products, many of these competitors are continuing to develop and test their respective products. There can be no assurance that one or all of these products may be approved by the FDA before HemoTech(TM), to the extent HemoTech(TM) ever receives FDA approval.

In addition, our competitors also may generally be able to respond more quickly to new or emerging technologies or changes in regulatory requirements. These competitors may also:

     o   benefit from greater economies of scale;
     o   offer more aggressive pricing;
     o   devote greater resources to the promotion of their products; and
     o   be better positioned to develop future technologies.

WE DEPEND ON, AND WILL CONTINUE TO DEPEND ON, COLLABORATION WITH AND LICENSES FROM THIRD PARTIES, AND IF WE ARE NOT ABLE TO ENTER INTO SUCH COLLABORATIONS OR LICENSES, OR IF THESE COLLABORATIONS OR LICENSES EXPIRE, TERMINATE OR FAIL, WE MAY NOT BE ABLE TO FURTHER DEVELOP HEMOTECH OR IMPLEMENT OUR BUSINESS PLAN WITHOUT SUBSTANTIAL ADDITIONAL EXPENDITURES AND DELAYS, IF AT ALL.

In addition to maintaining our collaborative relationship with Texas Tech, our strategy for the development, clinical testing, manufacturing and commercialization of our proposed human blood substitute product includes entering into various collaborations with corporate partners, licensors, licensees and other third parties in the future, and is dependent on the subsequent success of these third parties in performing their responsibilities. We intend to seek to enter into additional arrangements with other collaborators, although there can be no assurance that we will be able to enter into such collaborations and licenses, or, to the extent that we do, that such collaborations will be successful. Further, there can be no assurance that any future arrangements we may enter into will lead to the development of a human blood substitute product with commercial potential, that we will be able to obtain proprietary rights or licenses for proprietary rights with respect to any technology developed in connection with these arrangements or that we will be able to insure the confidentiality of any proprietary rights and information developed in such collaborative arrangements or prevent the public disclosure thereof.

In general, collaborative agreements provide that they may be terminated under certain circumstances. There can be no assurance that we will be able to extend any of our HemoTech(TM) collaborative agreements on their termination or expiration, or that we will be able to enter into new collaborative agreements with existing or new partners in the future. To the extent we choose not to or are unable to establish any additional collaborative arrangements, it would require substantially greater capital to undertake research, development and marketing of our proposed products into certain markets or find that the development, manufacture or sale of our proposed products in such markets is adversely affected by the absence of such collaborative agreements.

THE FDA REGULATORY PROCESS IS COSTLY, LENGTHY AND REQUIRES SPECIFIC EXPERTISE, AND EVEN IF WE INVEST THE TIME, MONEY AND OTHER RESOURCES REQUIRED TO ADVANCE THROUGH THE FDA APPROVAL PROCESS, WE MAY NEVER RECEIVE FDA APPROVAL OF OUR ONLY PRODUCT, HemoTech(TM).

We will rely initially on consultants with prior experience working with the FDA. We expect to hire experienced employees and consultants to analyze, prepare and present an IND application to the FDA. The process of obtaining regulatory approvals can be extremely costly and time-consuming and there is no guarantee of success. If we do not receive approval of our IND application, we will not be able to proceed with Phase I U. S. clinical testing. In addition, clinical testing is not predictable. Even if the FDA approves the IND application, we cannot guarantee that the FDA will approve our Phase I U. S. clinical results. Our failure to obtain required regulatory approvals would have a material adverse effect on our business, financial condition and results of operations and could require us to curtail or cease our operations.

The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic and diagnostic pharmaceutical and biological products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or more and varies substantially based on the type, complexity and novelty of the product. The regulatory review may result in extensive delay in the regulatory approval process. Regulatory requirements ultimately imposed could adversely affect our ability to clinically test, manufacture or market potential products. Government regulation also applies to the manufacture and marketing of pharmaceutical and biological products.

The effect of government regulation may be to delay marketing of new products for a considerable period of time, to impose costly procedures on our activities and to furnish a competitive advantage to larger companies that compete with us. There can be no assurance that FDA or other regulatory approval for any products developed by us will be granted on a timely basis or at all. Any such delay in obtaining, or failure to obtain, such approvals would adversely affect the marketing of any contemplated products and the ability to earn product revenue. Further, regulation of manufacturing facilities by state, local and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on our ability to utilize any of our technologies, thereby adversely affecting our operations.

WE MAY IN THE FUTURE NEED TO RAISE ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS.

The Company estimates that it has sufficient funds to meet the costs of its immediate planned operations, including preparation of its U.S. IND application, upgrading the HemoTech(TM) production facility, covering expected general and administrative costs, and repaying the remaining $337,500 unsecured promissory notes. To meet the costs of the next stage of its planned operations, including the cost of submitting its IND application, upgrading the HemoTech(TM) production facility, commencing and completing Phase I U.S. clinical trials, conducting additional research and development of HemoTech(TM) as Phase I U. S. clinical trials progress, and paying for operational and overhead costs that will be incurred during Phase I U. S. trials, the Company will need to raise an additional $10 to $15 million within the next eight to ten months, if not sooner. It is likely that the Company will seek to meet these liquidity requirements through public or private equity offerings or debt financings. There can be no assurance that the Company will be able to secure additional financing or obtain favorable terms on such financing if it is available.

We plan to raise additional funds in the future by issuing additional shares of common stock or securities such as convertible notes, options, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.

WE HAVE NO MARKETING EXPERIENCE, ARE DEPENDENT ON THIRD PARTIES FOR MARKETING SERVICES, AND WE MAY NEVER BE ABLE TO SUCCESSFULLY MARKET HEMOTECH, EVEN IF IT RECEIVES FDA APPROVAL.

We have no marketing and sales personnel and no experience with respect to marketing biochemical or pharmaceutical products. Significant additional expenditures and management resources would be required to develop an internal sales force, and there can be no assurance that such funds would be available. Further, there can be no assurance that, with such a sales force, we would be successful in penetrating the markets for any products developed. We will seek to enter a partnership to develop and market our product. Under certain of these agreements, our marketing partner may have the responsibility for all or a significant portion of the development and regulatory approval. In the event that the marketing and development partner fails to develop a marketable product or fails to market a product successfully, our business may be adversely affected. The sale of certain products outside the United States will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that we will be successful in establishing any additional collaborative arrangements, or that, if established, such future partners will be successful in commercializing products.

WE MAY BE SUED FOR PRODUCT LIABILITY IN THE FUTURE, AND SINCE WE CURRENTLY MAINTAIN NO PRODUCT LIABILITY INSURANCE, IN THE EVENT OF A SUCCESSFUL SUIT AGAINST US, WE MAY NOT BE ABLE TO PAY ANY AWARDED DAMAGES OR, IF WE ARE ABLE TO DO SO, PAYMENT OF ANY SUCH AWARDED DAMAGES COULD SIGNIFICANTLY DEPLETE OUR FINANCIAL RESOURCES.

The use of our proposed HemoTech(TM) blood substitute product in clinical trials and the marketing of any product may expose us to product liability claims. We currently have no product liability insurance, but will, however, attempt to obtain such insurance prior to commencement of such trials, if any. We are required by our license agreement with Texas Tech to obtain such insurance. There can be no assurance that we will be able to obtain such insurance or, if obtainable, that such insurance can be acquired at a reasonable cost or will be sufficient to cover all possible liabilities. In the event of a successful suit against us, lack or insufficiency of insurance coverage could have a material adverse effect on us. Furthermore, certain distributors of pharmaceutical and biological products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution. Failure to satisfy such insurance requirements could impede our ability to achieve broad distribution of our proposed product, which would have a material adverse effect on our business and financial condition.

WE CURRENTLY USE LABS, EQUIPMENT, PERSONNEL, RESEARCH AND DEVELOPMENT FACILITIES AND PRODUCTION FACILITIES LOCATED AT TEXAS TECH, AND IF WE EVER SEEK TO OR NEED TO FIND OR BUILD ALTERNATE FACILITIES, WE MAY NOT BE ABLE TO DO SO AT ALL OR, IF WE ARE, IT WILL BE COSTLY AND MAY CAUSE SIGNIFICANT DELAYS IN THE DEVELOPMENT AND COMMERCIALIZATION OF HEMOTECH, WHICH COULD MATERIALLY IMPAIR OUR OPERATIONS.

We do not currently own, lease or operate any laboratory, research and development or manufacturing facilities. Our current plans include using labs, equipment, personnel and an upgraded blood substitute production facility located at Texas Tech for the production of HemoTech(TM) under our sponsored research agreement. After the completion of Phase II U. S. clinical trials for HemoTech(TM), if any, our sponsored research agreement with Texas Tech contemplates that we may establish independent manufacturing facilities either alone or through partnering. Establishing our own facilities would result in significant additional expenses and may result in potential delays in testing and production. Building and operating our own production facilities would require substantial additional funds and other resources of which there can be no assurance that we will be able to secure nor can there be any assurance that we would be able to enter into any arrangement with third parties to manufacture our product, if any, on acceptable terms or at all. Certain products outside the United States will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that we will be successful in establishing any additional collaborative arrangements, or that, if established, such future partners will be successful in commercializing products.

UNCERTAINTY OVER PROPOSED HEALTH CARE REFORMS AND WHETHER THE COSTS OF USING OUR PROPOSED PRODUCT WILL BE REIMBURSED TO CONSUMER HEALTH INSURANCE COMPANIES COULD CAUSE OUR PRODUCT TO BECOME UNMARKETABLE, WHICH WOULD RESULT IN OUR INABILITY TO GENERATE REVENUE.

Our success in generating revenue from sales of our proposed HemoTech(TM) blood substitute product may depend, in part, on the extent to which reimbursements for the costs of such a product and related treatments will be available from government health administration authorities, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly-approved health care products. There can be no assurance that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on our investment in developing new products. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new therapeutic and diagnostic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage of uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payors for uses of our product, then market acceptance of these products would be adversely affected.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

We intend to protect our intellectual property through patents and trademarks. The patent positions of biotechnology companies generally are highly uncertain and involve complex legal and factual questions that will determine who has the right to develop a particular product or process. As a result, we cannot predict which of our patent applications will result in the granting of patents or the timing of the granting of the patents. Additionally, many of our competitors have significantly greater capital with which to pursue patent litigation. As of December 31, 2005, we have no threatened or pending intellectual property-related litigations, legal actions, investigations, court challenges, negotiations or similar activities. There can be no assurance that we would have the resources to defend our patents in the face of a lawsuit. Further, we rely on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, there can be no assurance that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. There is also the risk that our employees, consultants, advisors or others will not maintain confidentiality of our trade secrets or proprietary information, or that this information may become known in some other way or be independently developed by our competitors. We may also be exposed to future litigation by third parties based on claims that our patents, products or activities infringe on the intellectual property rights of others or that we have misappropriated the trade secrets of others. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following, any of which could have a material adverse effect on us or cause us to curtail or cease our operations:

     o   cease testing, developing, using and commercializing HemoTech(TM);
     o obtain a license from the holder of the infringed intellectual property right, which could also be costly or may not be available on reasonable terms; or
     o   reformulate HemoTech(TM), which may be impossible or too costly

THE PATENTS UNDERLYING OUR SOLE PRODUCT, HEMOTECH, MAY EXPIRE PRIOR TO OUR RECEIPT, IF EVER, OF FDA OR FOREIGN APPROVAL, TO THE EXTENT SUCH APPROVAL IS GRANTED AT ALL.

We have obtained from Texas Tech exclusive worldwide rights to HemoTech(TM) under a U.S. patent issued in August 1995 as well as various foreign patents. The patent, U.S. Patent No. 5,439,882, entitled "Blood Substitute" and its foregoing counterparts claims various alternative compositions of the novel blood substitute based on hemoglobin of both bovine and human origin as well as methods for its production and use.

Protection under the U.S. patent expires on or after August 8, 2012, which may coincide with or even precede our receipt of FDA approval of HemoTech(TM); to the extent FDA approval is granted at all. The Japanese patent and certain of the European patents may also expire on or after August 8, 2012. If the U.S. patent expires before we are able to commercialize our proposed HemoTech(TM) product, then we will utilize new patents related to HemoTech(TM), such as the proposed erythropoesis patent, seek commercial exclusivity for a defined time with the FDA and utilize our trade secrets for manufacturing and use of HemoTech(TM). If we are unable to obtain additional patent coverage in advance of the time the existing patent expires or at all, and we fail to receive additional patents, then our competitive position and our ability to successfully commercialize or generate revenues from sales of HemoTech(TM) would be materially and adversely affected.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock has shown significant fluctuations which are attributed to a number of factors including:

     o   variations in our quarterly operating results;
     o   changes in general economic conditions and in the healthcare industry;
     o   changes in market valuations of similar companies;
     o announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

     o   the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

ANTI-TAKEOVER, LIMITED LIABILITY AND INDEMNIFICATION PROVISIONS

CERTIFICATE OF INCORPORATION AND BY-LAWS. Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

     o diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,
     o putting a substantial voting block in institutional or other hands that might undertake to support the incumbent Board of Directors, or
     o   effecting  an  acquisition   that  might  complicate  or  preclude  the
         takeover.

Our certificate of incorporation also allows our Board of Directors to fix the number of directors in the By-laws. Cumulative voting in the election of directors is specifically denied in our certificate of incorporation. The effect of these provisions may be to delay or prevent a tender offer or takeover attempt that a stockholder may determine to be in his or its best interest, including attempts that might result in a premium over the market price for the shares held by the stockholders.

DELAWARE ANTI-TAKEOVER LAW

We are subject to the provisions of Section 203 of the Delaware General Corporation Law concerning corporate takeovers. This section prevents many Delaware corporations from engaging in a business combination with any interested stockholder, under specified circumstances. For these purposes, a business combination includes a merger or sale of more than 10% of our assets, and an interested stockholder includes a stockholder who owns 15% or more of our outstanding voting stock, as well as affiliates and associates of these persons. Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless:

     o   the  transaction  in  which  the   stockholder   became  an  interested
         stockholder is approved by the Board of directors prior to the date the interested stockholder attained that status;

     o on consummation of the transaction that resulted in the stockholder's becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction was commenced, excluding those shares owned by persons who are directors and also officers; or

     o on or subsequent to that date, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

ITEM 2.  PROPERTIES

We currently do not own any property. We currently operate out of an approximately 4,000 square foot facility provided to us by Texas Tech under the sponsored research agreement. This facility is located in Lubbock, Texas.

We have a six month lease, which is renewable on June 30, 2006 for approximately 1,300 square feet of office space in Dallas, Texas at the J.P. Morgan
International Plaza, 14221 Dallas Parkway, Suite 1400, Dallas, Texas 75254, which we use as our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

As of March 20, 2006, we are not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.


MARKET INFORMATION

Our common stock is quoted on the Over-The Counter Bulletin Board under the symbol of "HMBT.OB."

The range of high and low bid quotations for our common stock during each quarter of the fiscal year ended December 31, 2005, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs, or commissions.

QUARTER ENDED                                         HIGH                LOW
----------------------------                          ----                ----
March 31, 2005                                        N/A                 N/A
June 30, 2005                                         N/A                 N/A
September 30, 2005                                    N/A                 N/A
December 31, 2005                                     $ 2.25              $ 1.22

HOLDERS OF RECORD

As of March 20, 2006, there were approximately 77 holders of record of our common stock.

DIVIDENDS

We have never declared or paid dividends on our capital stock and do not anticipate declaring or paying any dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                                                                   Number of securities
                                                                                     remaining available
                                                                                    for future issuance
                                      Number of securities                              under equity
                                        to be issued upon     Weighted-average       compensation plans
                                           exercise of         exercise price      (excluding securities
                                        outstanding stock      of outstanding       reflected in column
                                             options            stock options              (c)
                                               (a)                   (b)                   (a))
Equity compensation plans                 1,535,915                 $0.29                 93,253
   approved by security holders


Equity compensation plans
   not approved by security holders             ___                   ___                    ___
                                          ---------                 -----                 ------
Total                                     1,535,915                 $0.29                 93,253
                                          =========                 =====                 ======

RECENT SALES OF UNREGISTERED SECURITIES

     CONVERTIBLE NOTES

Under the terms of the Notes, the maturity date of the Notes was October 27, 2005. As of October 27, 2005, an aggregate of $1,540,000 principal amount of Notes and $97,159 accrued but unpaid interest thereon was converted into an aggregate of 1,544,490 shares of the Company's common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. As of October 27, 2005, $710,000 aggregate principal amount of Notes remained outstanding. Effective October 27, 2005, holders of $337,500 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company paid the outstanding balance of $372,500 aggregate principal amount of Notes, together with approximately $97,250 of accrued interest thereon, to holders of Notes that had not converted their Notes into shares of Company common stock on or prior to October 27, 2005, and have not agreed to extend the maturity date of the Notes to April 27, 2006.

     STOCK OPTION GRANTS

The Company granted 416,528 stock options for the year ended December 31, 2005 under its Stock Option/Stock Issuance Plan. Infomation pertaining to these options is as follows (see also G[6] to the accompanying financial statements):

                            OPTIONS GRANTED IN 2005

                                          OPTION          TERM
                    MONTH     AMOUNT    PRICE/RANGE    (IN YEARS)
                    -----     ------    -----------    ----------
                    JAN           --             --            --
                    FEB           --             --            --
                    MAR       10,000      $.85-$.94          5-10
                    APR       90,000           $.85            10
                    MAY           --             --            --
                    JUN       12,500      $.85-$.94          5-10
                    JUL      271,528           $.18            10
                    AUG           --             --            --
                    SEP       12,500    $1.06-$1.17          5-10
                    OCT        7,500          $1.06            10
                    NOV           --             --            --
                    DEC       12,500    $2.15-$2.37          5-10
                              ------    -----------          ----
                    TOTAL    416,528
                             =======

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under the Securities Act, as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationship with the registrant, to information about the registrant.

No underwriters were involved in the foregoing sales of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

We were incorporated in Texas in December 2001 as HemoBioTech, Inc. In 2003, we incorporated a sister corporation named "HemoBioTech, Inc." in the State of Delaware. On December 1, 2003, HemoBioTech, Inc. was merged with and into HemoBioTech, Inc., with HemoBioTech, Inc. as the surviving entity. We are primarily engaged in the research and development of human blood substitute technology exclusively licensed from Texas Tech. After reviewing the blood substitute technology developed by researchers at Texas Tech, in January 2002 we licensed the exclusive rights from Texas Tech to its U.S. Patent No. 5,439,882 and foreign counterparts, which patent claims various alternative compositions of a novel blood substitute based on hemoglobin of both cow and human origin as well as methods for its production and use. In addition, Texas Tech is preparing a patent application to cover the induction of erythropoiesis (the increase of red blood cell production). In addition to our license with Texas Tech, Texas Tech agreed that any patent issuing from such application will be covered under our exclusive license with Texas Tech. In addition to the license agreement, we entered into a sponsored research agreement with Texas Tech in July 2002 under which we are entitled to use certain production and research and development facilities in Lubbock, Texas. On December 13, 2004, we established Stage 2 of our sponsored research program which will focus on further developing HemoTech(TM), upgrading the existing HemoTech(TM) production facility, and preparing our U.S. IND application. On January 12, 2006, we entered into Stage 3 of the sponsored research agreement.

Our goal is to address an increasing demand for a safe and inexpensive human blood substitute product in the United States and around the world by exploiting our licensed technology. We believe that certain initial non-U.S. pre-clinical and early stage human trials undertaken by prior holders of this technology suggest that our licensed technology may possess pharmacological properties that diminish the intrinsic toxic effects of hemoglobin and help reduce or eliminate the abnormal reaction associated with blood loss, although there can be no assurance that later stage trials will confirm these findings.

We have a limited operating history, no customer base and no revenues to date. Our plan of operations for the next twelve months is focused primarily on the development of our licensed technology and business, production of our product, HemoTech(TM), for use in Phase I U. S. clinical trials, filing of an IND with the FDA, continuing and enlarging the animal facility at Texas Tech University, upgrading our existing production facility to GMP grade and furthering our intellectual property position through the introduction of additional patents and initiation of Phase I U. S. clinical studies if the IND is accepted. Our cash available at February 28, 2006, is $2,693,000.

We believe our available cash noted above will be sufficient to complete our immediate planned operations (including the repayment in full of our remaining outstanding 10% convertible unsecured promissory Notes) through the next twelve months, and possibly longer, based on a current monthly normalized cash burn rate of approximately $100,000.

In order to complete the planned Phase I U. S. clinical trial as well as preparation for Phase II clinical trials, we estimate that we will need to raise an additional $10 to 15 million within the next eight to ten months although there can be no assurance that we can meet this timeframe. If we fail to generate enough cash resources, either from future equity or debt sales or from the exercise of our warrants, there can be no assurance that we will be able to implement our business plan, complete these planned operations, or continue our operations beyond the next twelve months.

As discussed in our risk factors, we are engaged in a highly competitive environment. A continued slowness in the economy, as a result of terrorist attacks, market decline, the war in Iraq, or a combination thereof appears to have resulted in a general reduction in capital available to emerging biotechnology companies. In addition, new technologies could be developed which could compete with our technology. This may significantly and negatively affect our revenue stream.

RECENT DEVELOPMENTS

In October 2004, we completed a private placement of units, with each unit consisting of one 10% convertible unsecured promissory note in the principal amount of $50,000, 58,824 shares of our common stock and a five-year warrant to purchase 117,648 shares of our common stock at an exercise price of $1.06 per share. We sold 45 units in the private placement at a price of $100,000 per unit, and we received gross cash proceeds of $4.5 million. Our net proceeds were $3.43 million, which includes the aggregate principal amount of our 10% unsecured convertible promissory Notes ("Notes") outstanding.

On May 13, 2005, we completed the registration of 11,382,431 shares of our common stock under the Securities Act of 1933, as amended. Such shares include 2,647,080 presently outstanding shares of our common stock, 3,441,191 shares of our common stock (valued at $.85 per share) issuable on conversion of $2.25 million principal amount of our Notes and, in our sole discretion, in payment of accrued interest on such Notes, and 5,294,160 shares of common stock (valued at $.85 per share) issuable on the exercise of outstanding warrants to purchase our common stock. All of the shares are to be sold by existing security holders of the Company. We will not receive any of the proceeds from the sale of these shares, but will, however, receive proceeds in connection with any exercise of the warrants referred to above.

Under the terms of the Notes, the maturity date of the Notes was October 27, 2005. As of October 27, 2005, an aggregate of $1,540,000 principal amount of Notes and $ 97,159 accrued but unpaid interest thereon was converted into an aggregate of 1,544,490 shares of the Company's common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. As of October 27, 2005, $710,000 aggregate principal amount of Notes remained outstanding. Effective October 27, 2005, holders of $337,500 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company paid the outstanding balance of $372,500 aggregate principal amount of Notes, together with approximately $97,250 of accrued interest thereon, to holders of Notes that had not converted their Notes into shares of Company common stock on or prior to October 27, 2005, and have not agreed to extend the maturity date of the Notes to April 27, 2006.

During January and February 2006, holders of the Company's Class A Warrants exercised 1,877,956 Warrants held by them for an aggregate consideration of $ 1,990,633 and in connection therewith they were issued an aggregate 1,877,956 shares of HemoBioTech common stock. The warrants were originally received as part of an October 2004 private placement by HemoBioTech. HemoBioTech filed a registration statement with the SEC covering the resale of the shares of common stock issued, which was declared effective by the SEC on May 13, 2005.

RESEARCH AND DEVELOPMENT

HemoTech(TM) is currently our only potential product. We expect that the remaining production, development, testing and FDA approval of HemoTech(TM), if ever, will occur over a period of approximately four to five years. In other words, assuming we are able to progress through each phase of clinical trials efficiently and without significant delay, we believe we could obtain FDA approval of HemoTech(TM) by mid-2011, and possibly even earlier.

HemoTech(TM) must undergo several major stages of production, development, and clinical testing before being in a position to submit its NDA application to the FDA, as follows:

     o PRODUCTION OF HemoTech(TM). In order to produce HemoTech(TM) for Phase I U. S. clinical trials, we must complete certain upgrades of the current HemoTech(TM) production facilities located at Texas Tech. The initial stage of these upgrades was completed during the second quarter of 2005. Additional necessary upgrades are planned for 2006. Some of these upgrades and initiation of production are contemplated by our Stage 3 sponsored research agreement with Texas Tech. We paid to Texas Tech $287,000 on January 12, 2006, when we entered into our Stage 3 sponsored research agreement. We anticipate that these additional upgrades will be finished by mid 2006, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials, unexpected costs associated with construction and our ability to raise sufficient capital in order to complete such upgrades.

     o PREPARATION AND SUBMISSION OF U.S. IND APPLICATION. We started preparing our U.S. IND application on December 13, 2004, when we entered into our Stage 2 sponsored research agreement with Texas Tech. Under our Stage 2 sponsored research agreement, Texas Tech agreed to assist us in preparing our U.S. IND application by providing certain services, including converting the information contained in the European IND application into digital format and analyzing our proposed Phase I U.S. clinical trial testing procedures, to be set forth in our U.S. IND application. We expect to complete the preparation of our U.S. IND application and to be in a position to submit our application to the FDA by mid 2006, at a cost of approximately $500,000 or greater, although there can be no assurance that we will be able to meet this deadline or budgeted amount.

     o PHASE I OF OUR U.S. CLINICAL TRIALS. Once our U.S. IND application has been accepted by the FDA, we expect to be able to commence our Phase I U.S. clinical trials of HemoTech(TM). Depending on whether the FDA accepts our U.S. IND application in mid 2006, we believe that we could begin Phase I U.S. clinical trials the second half of 2006 although there is no guarantee that we can meet this goal. We estimate that our Phase I U. S. clinical trials (including the costs of doing additional research and development of HemoTech(TM) during our Phase I U. S. clinical trials and the operational and overhead costs that we will incur during our Phase I U. S.

         clinical trials) could cost approximately $10.0 million, although the final cost could be more or less than this estimate, which includes the following:

     o   approximately $1.4 million for the production of HemoTech(TM);

     o   approximately $1.6 million for the testing of HemoTech(TM) on humans;

     o   approximately   $1.9  million  for   personnel,   administrative,   and
         operational expenses that we expect to incur during our Phase I U. S. clinical trials;

     o approximately $1.7 million for legal, accounting, consulting, technical and other professional fees that we expect to incur during our Phase I
         U. S. clinical trials;

     o approximately $1.6 million for research and development costs that we expect to incur during our Phase I U. S. clinical trials; and approximately $2.0 million for preparation of Phase II clinical trials.

We expect that our Phase I U. S. clinical trials would take approximately six to nine months to complete from the date we start such trials, though such trials could take significantly longer to complete, depending on, among other things, the rate of production of HemoTech(TM) and the availability of patients. We estimate that we will be required to raise approximately $10 to 15 million over the next eight to ten months (although there can be no assurance that we can meet this timeframe) in order to fund our Phase I U.S. clinical trials, as well as preparation for Phase II clinical trials from start to finish and to cover the related expenses described above. If submission or acceptance of our U.S. IND application is delayed for any reason and if we are unable to raise such additional capital in a timely manner, commencement of our Phase I U. S. clinical trials would also be delayed.

PHASE II OF OUR U.S.  CLINICAL TRIALS. If we are able to commence our Phase I U.
S. clinical trials in 2006, we believe that we could begin our Phase II U.S. clinical trials in 2007. We estimate that our Phase II U. S. clinical trials (including the costs of doing additional research and development of HemoTech(TM) during our Phase II U. S. clinical trials and the operational and overhead costs that we will incur during our Phase II U. S. clinical trials) will cost approximately $20.0 million, which includes:

     o   further production of HemoTech(TM);

     o   further testing of HemoTech(TM) and related activities;

     o personnel, administrative, and operational expenses that we expect to incur during our Phase II U. S. clinical trials;

     o for legal, accounting, consulting , technical and other professional fees that we expect to incur during our Phase II U. S. clinical trials; and

     o research and development costs that we expect to incur during our Phase II U. S. clinical trials.

The exact cost of each step will be determined in the future and will depend on various factors including FDA regulatory guidance and the availability of resources of Texas Tech.

We expect that our Phase II U. S. clinical trials could be completed within approximately one year from the date we start such trials, though such trials could take significantly longer to finish, depending on, among other things, the timely completion of necessary upgrades to the HemoTech(TM) production facility and the availability of patients. If commencement or completion of our Phase I
U. S. clinical trials are delayed for any reason, or if we are unable to raise sufficient funds to begin our Phase II U. S. clinical trials immediately following completion of our Phase I U. S. clinical trials, our Phase II U. S. clinical trials will be delayed.

     o PHASE III OF OUR U.S. CLINICAL TRIALS. If we are able to complete our Phase II U. S. clinical trials in early 2008, we anticipated that we could start our Phase III U. S. clinical trials in second half of 2008. At such time, and in order to cut the costs of conducting and completing our Phase III U. S. clinical trials, we anticipate that we will seek to enter into a partnership with a biopharmaceutical company that has expertise in the production and marketing of biological products, although there can be no assurance that we will be able to do so. Alternatively, if we are not able to enter into such a partnership, we may seek to enter into a manufacturing arrangement with an experienced pharmaceutical manufacturer, under which such manufacturer would produce HemoTech(TM), which would significantly reduce the costs of our Phase III U. S. clinical trials by eliminating the need to build a production facility that meets the FDA's standards for Phase III U. S.clinical trials.

         If we are not able to enter into a partnership or find a manufacturer that is willing to manufacture HemoTech(TM) for us, we may be required to perform all aspects of the Phase III U. S. clinical trials independently. In this case, we estimate that our Phase III U. S. clinical trials (including the costs of doing additional research and development of HemoTech(TM) during our Phase III U. S. clinical trials and the operational and overhead costs that we will incur during our Phase III U. S. clinical trials) could cost approximately $195.0 million, which includes the following:

             o approximately $100.0 million to build a production facility for HemoTech(TM) that is suitable for such advanced testing and that meets the standards of the FDA as a product testing facility;
             o approximately $70.0 million for the further testing and production of HemoTech(TM);
             o approximately $10.0 million for personnel, administrative, and operational expenses that we expect to incur during our Phase III U. S. clinical trials;
             o approximately $5.0 million for legal, accounting, consulting , technical and other professional fees that we expect to incur during our Phase III U. S. clinical trials; and
             o approximately $5.0 million for research and development costs that we expect to incur during our Phase III U. S. clinical trials.

We expect that our Phase III U. S. clinical trials could be finished within 15-18 months from the date we start such trials, though such trials could take significantly longer to complete, depending on, among other things, the timely completion of a suitable production facility for HemoTech(TM) and the availability of patients. If we are unable to partner with a pharmaceutical company, we estimate that we will be required to raise the approximately $200 million (or such lesser amount as may be required if we are successfully able to enter into a partnership) that we will need in order to fund our Phase III U.S. clinical trials from start to finish and to cover the related expenses described above. We would seek to raise this amount after we have commenced our Phase II
U. S. clinical trials. If commencement or completion of our Phase II U. S. clinical trials are delayed for any reason, or if we are unable to raise sufficient funds to begin our Phase III U. S. clinical trials immediately following completion of our Phase II U. S. clinical trials, our Phase III U. S. clinical trials will be delayed.

The estimated costs of each of the phases of our clinical trials set forth above represent our best estimate of such expenses based on, among other things, current economic conditions and availability of materials and personnel. Since many of these phases will not even be commenced by us for another two to three years, we cannot offer any assurance that such estimates will reflect the actual amounts that we may be required to incur during each phase of our clinical trials based on, among other things, then-current economic conditions, availability of materials and personnel, and other factors that may be relevant at the time. The amounts we may actually be required to expend during any phase of our clinical trials may be significantly more than the amounts estimated by us above.

If our clinical trials are successful and we are able to meet the timelines set forth above, it is possible that an NDA could be approved by the FDA as early as mid-2010, although there can be no assurance that an NDA would be approved by such time, if ever. There can also be no assurance that we will be able to complete our clinical trials under the schedule described above, or ever, or that we will be able to develop a viable and marketable human blood substitute, even if we are able to complete our clinical trials. Further, we do not expect to generate any revenues until after such time as HemoTech(TM) has received FDA approval, if ever.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through December 31, 2005. To date, our efforts have been principally devoted to evaluating the HemoTech(TM) technology, negotiating and entering into our license agreement and sponsored research agreements with Texas Tech, hiring employees and consultants, establishing our Board of Advisors, developing a business plan, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2005 the Company upgraded the production facility at Texas Tech University and established an animal donor facility. Until the consummation of our October 2004 private placement, we did not have the financial resources to engage in any significant research and development activities. However, we used part of the proceeds of our October 2004 private placement to fund Stage 2 of our sponsored research agreement with Texas Tech, representing our first significant expenditure of resources on the research and development of HemoTech(TM).

Total expenses, and thus our losses, totaled $5,565,000 from October 3, 2001 (inception) through December 31, 2005. Such losses included $1,259,000 in 2004, and $3,454,000 in 2005.

FOR THE YEAR ENDED  DECEMBER  31, 2005  COMPARED TO THE YEAR ENDED  DECEMBER 31,
2004

Total expenses, and thus our loss for the year ended December 31, 2005 was $3,454,000 compared to $1,259,000 for the same period in 2004.

Total research and development costs increased to $289,000 in 2005 from $259,000 in 2004, an increase of $30,000. During 2004 Texas Tech University agreed to waive the antidilution provision of our licensing agreement in exchange for 135,765 shares of common stock, valued at $115,000. During November, 2004 the Company paid approximately $231,000 to Texas Tech University to fund Stage Two of our sponsored research agreement. Of this amount approximately $139,000 was charged to operations during 2004 and the remaining $92,000 was charged to operations during 2005. In addition, during 2005, the Company granted our Board of Advisors and the Acting Vice President/ Principal Investigator of Research and Development and Advisor stock options with a fair value of approximately $134,000.

Total general and administrative costs increased $988,000 from $598,000 for the year ended December 31, 2004 compared to $1,586,000 in 2005 resulting primarily from additional professional fees and costs associated with the Company's filing of a registration statement with the Securities and Exchange Commission effective May 13, 2005, additional administrative and office rental and related expenses, and increased salary costs and the accrual of liquidating damages.

Total net interest charges were $1,579,000 for the year ended December 31, 2005 compared with $402,000 for the full year 2004, an increase of $1,177,000. This significant increase resulted primarily from the amortizations of debt issue costs ($830,000 in 2005 versus $194,000 in 2004) and debt discount costs ($637,000 in 2005 versus $152,000 in 2004). Interest costs associated with the Company's 10% Convertible Notes increased from $65,000 during 2004 to $168,000 for 2005. This increase is partially due to the full year effect of the outstanding notes during 2005, compared to the partial year in 2004. During 2005 approximately $97,000 of accrued but unpaid interest was converted in to the Company's common stock. (See also Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

In October 2004, we completed a private placement of units, with each unit consisting of one 10% convertible unsecured promissory note in the principal amount of $50,000; 58,824 shares of our common stock; and a five-year warrant to purchase 117,648 shares of our common stock at an exercise price of $1.06 per share. We sold 45 units in the private placement at a price of $100,000 per unit, and we received gross proceeds of $4.5 million. Our net proceeds were
$3.43 million, which includes the aggregate principal amount of our 10% unsecured convertible promissory notes outstanding.

Under the terms of the Notes, the maturity date of the Notes was October 27, 2005. As of October 27, 2005, an aggregate of $1,540,000 principal amount of Notes and $97,159 accrued but unpaid interest thereon was converted into an aggregate of 1,544,490 shares of the Company's common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. As of October 27, 2005, $710,000 aggregate principal amount of Notes remained outstanding. Effective October 27, 2005, holders of $337,500 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company will repay the outstanding balance of $372,500 aggregate principal amount of Notes, together with approximately $97,250 of accrued interest thereon, to holders of Notes that have not converted their Notes into shares of Company common stock on or prior to October 27, 2005, and have not agreed to extend the maturity date of the Notes to April 27, 2006.

During January and February, 2006, certain holders of the company's Class A Warrants exercised 1,877,956 Class A Warrants held by them for an aggregate consideration of $1,990,633 and in connection therewith were issued an aggregate 1,877,956 shares of HemoBioTech common stock. As of February 28, 2006, 3,416,204 Class A Warrants remain outstanding. The exercise price is $ 1.06.

We intend to use our available cash (of which there is approximately $2,693,000 remaining as of February 28, 2006,) over the next twelve months to pay for the following costs and expenditures:

     o The principal and related interest on our 10% unsecured promissory notes for holders that did not either convert or extend the principal and related interest, or $337,500 and $20,544 respectively.

     o our general administrative expenses (including salaries, legal and other professional fees, consulting and advisory fees, and to pay for the costs associated with raising additional capital);
     o   preparation of our U.S. IND  application and submission to the FDA; and
     o additional upgrades to HemoTech(TM) production facility and initiation of production of HemoTech(TM) for clinical trials.

We believe our cash available will be sufficient to repay our convertible notes and related interest due in April, 2006 and fund operations for the next twelve months. If our selling stockholders convert/exercise any additional portion of our 10% convertible unsecured notes or class A warrants, into shares of our common stock (of which there can be no guarantee), however, we will apply such unused funds to make up a portion of any shortfall we may have in the foregoing operating costs and to further develop HemoTech(TM).

In order to complete our planned operations and clinical trials we will need to raise an additional $10 to 15 million within the next eight to ten months, although there can be no assurance that we can meet this timeframe. If we fail to generate enough working capital, either from future equity or debt sales, the conversion of outstanding Notes, the exercise of our Class A Warrants or Placement Agent Warrants, or revenue, we will have to curtail our planned operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 8A. CONTROLS AND PROCEDURES

The chief executive officer and the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this annual report (the "Evaluation Date") have concluded that as of the Evaluation Date, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2006 annual meeting of stockholders. Certain information with regard to the executive officers of the Company is contained in Item 1 hereof and is incorporated by reference in this Part III.

ITEM 10.  EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2006 annual meeting of stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2006 annual meeting of stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2006 annual meeting of stockholders.

ITEM 13. EXHIBITS

EXHIBIT NO.      DESCRIPTION OF EXHIBIT
-----------      ----------------------

3.1              Certificate of Incorporation of HemoBioTech, Inc. (1)

3.2 Certificate of Amendment of the Certificate of Incorporation of HemoBioTech, Inc. (1)

3.3              By-Laws of HemoBioTech, Inc. (1)


4.1              Form of Warrant to Purchase Common Stock. (1)


4.2              Form of 10% Convertible Unsecured Promissory Note. (1)

9.1              Voting  Agreement,  dated as of July  15,  2004,  by and  among
                 Ghassan  Nino,   Nino  Partners,   LLC  and  Biogress  LLC,  as
                 acknowledged by HemoBioTech, Inc. and Arthur Bollon. (1)

10.1             2003 Stock Option/Stock Issuance Plan. (1)

10.2 Registration Rights Agreement, dated as of October 27, 2004, between HemoBioTech, Inc. and Meyers Associates, L.P., as agent for the purchasers named therein. (1)

10.3 Employment Agreement, dated as of October 6, 2003, by and between Arthur Bollon and HemoBioTech, Inc., as amended by Letter Agreements, dated as of July 15, 2004, January 3, 2005, and April 6, 2005, by and between Arthur Bollon and HemoBioTech, Inc. (2)

10.4 Employment Agreement, dated as of December 14, 2003, by and between Mario Feola and HemoBioTech, Inc., as amended by a Letter Agreement, dated as of July 15, 2004, by and between Mario Feola and HemoBioTech, Inc. (1)

10.5 Employment Separation and Release Agreement, dated as of July 15, 2004, by and between

EXHIBIT NO.      DESCRIPTION OF EXHIBIT
-----------      ----------------------

                 HemoBioTech, Inc. and Ghassan Nino. (1)

10.6 Form of Director and Officer Indemnification Agreements with each of Arthur Bollon, Ghassan Nino, Walter Haeussler, Robert Baron, Bernard Mittemeyer, Mark Rosenblum and Robert Comer. (1)


10.7 Stockholders Agreement, dated as of October 31, 2003, by and among HemoBioTech, Inc., Arthur Bollon, Ghassan Nino, Nino Partners, LLC and the other stockholders named therein. (1)


10.8 Service Agreements, dated November 23, 2004, by and between HemoBioTech, Inc. and JPM-CEO Partners, Ltd. (1)

10.9 Sponsored Research Agreement, dated July 18, 2002, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

+10.10 Stage 2 Sponsored Research Agreement, dated December 13, 2004, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

10.11 License Agreement, dated January 22, 2002, by and between HemoBioTech, Inc. and Texas Tech University System. (3)

+10.12           Letter   Agreement,   dated  May  14,  2004,   by  and  between
                 HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

10.13 Consulting Agreement, dated October 14, 2004, by and between HemoBioTech, Inc. and Larry Helson. (1)

10.14 Service Agreement, dated as of May 25, 2004, by and between HemoBioTech, Inc. and BioLink Life Sciences, Inc. (1)

10.15 Employment Agreement, dated April 1, 2005, by and between HemoBioTech, Inc. and Mark J. Rosenblum. (2)

++10.16 Stage 3 Sponsored Research Agreement, effective as of January 1, 2006, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (4)

10.17            Advisory   agreement,  dated  July  13,  2005  by  and  between
                 HemoBioTech and Dr. Jan Simoni.

21.1             Subsidiaries of HemoBioTech, Inc. (1)

23.1             Consent of Eisner LLP

31.1             Certification of Principal Executive Officer

31.2             Certification of Principal Financial Officer

32.1 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

--------------
+ Portions of this document have been omitted pursuant to an order granting confidential treatment issued by the Commission on May 11, 2005, under Rule 406 of the Securities Act of 1933, as amended.

++ Portions of this document have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-122097) filed with the Commission on January 18, 2005.

(2) Incorporated   by  reference  to  Amendment   No.  1  to  the   Registrant's
    Registration Statement on Form SB-2 (Commission File No. 333-122097) filed with the Commission on April 15, 2005.

(3) Incorporated   by  reference  to  Amendment   No.  2  to  the   Registrant's
    Registration Statement on Form SB-2 (Commission File No. 333-122097) filed with the Commission on May 13, 2005.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on January 20, 2006.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2006 annual meeting of stockholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        HemoBioTech, Inc.
                                                        (Registrant)

By:

/s/ MARK J. ROSENBLUM, CPA                     /s/ ARTHUR P. BOLLON, PH.D.
--------------------------                     ---------------------------------
Mark J. Rosenblum, CPA                         Arthur P. Bollon, Ph.D.
Chief Financial Officer                        Chairman of the Board
and Secretary                                  President, and Chief Executive
Principal Financial Officer                    Officer
                                               Principal Executive Officer

Dated: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signatures                               Title                              Date
/s/ ARTHUR P. BOLLON, PH.D.                 Chairman of the Board, President            March 30, 2006
----------------------------------------    and Chief Executive Officer
 Arthur P. Bollon, Ph.D.

/s/ MARK J. ROSENBLUM, CPA                  Chief Financial Officer and                 March 30, 2006
----------------------------------------    Secretary
Mark J. Rosenblum

/s/ MARIO FEOLA, M.D.                       Chief Medical Officer                       March 30, 2006
----------------------------------------
Mario Feola M.D.

/s/ JAN SIMONI, Ph.D., D.V.M.               Acting Vice President and                   March 30, 2006
----------------------------------------    Principal Investigator of Research
Jan Simoni, Ph.D., D.V.M                    and Development and Advisor

/s/ ROBERT BARON                            Director                                    March 30, 2006
----------------------------------------
Robert Baron

/s/ ROBERT COMER                            Director                                    March 30, 2006
----------------------------------------
Robert Comer

/s/ WALTER HAEUSSLER, ESQ.                  Director                                    March 30, 2006
----------------------------------------
Walter Haussler, Esq.

/s/ LT. GEN. BERNHARD MITTEMEYER, M.D.      Director                                    March 30, 2006
--------------------------------------
Lt. Gen. Bernhard Mittemeyer, M.D.

/s/ GHASSAN NINO, CPA, CMA                  Director                                    March 30, 2006
----------------------------------------
Ghassan Nino, CPA, CMA

                                HEMOBIOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

                                ITEM                                               PAGE
Report of Independent Registered Public Accounting Firm                    ...................  F-2

Balance Sheet December 31, 2005                                            ...................  F-3

Statements of Operations, for the Years ended December 31, 2005 and
    2004, and the cumulative period from October 3, 2001
    (inception) through December 31, 2005                                  ...................  F-4

Statements of changes in Shareholders' Equity (Capital Deficiency), for the period from October 3, 2001 (inception), through
    December 31, 2002 and for each of the years in the three-year period
    ended December 31, 2005                                                ...................  F-5

Statements of Cash Flows, for the Years ended December 31, 2005 and 2004, and the cumulative period from October 3,
    2001 (inception) through December 31, 2005                             ...................  F-7

Notes to Financial Statements                                              ...................  F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders HemoBioTech, Inc.:

We have audited the accompanying balance sheet of HemoBioTech, Inc. (a development stage company) as of December 31, 2005, and the related statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 2005 and for the period from October 3, 2001 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of HemoBioTech, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005, and for the period from October 3, 2001 (inception) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP
New York, New York
February 17, 2006

With respect to last paragraph of Note K
March 28, 2006

                                HEMOBIOTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                DECEMBER 31, 2005

ASSETS
Current assets :
    Cash                                                        $ 1,259,000
     Prepaid Expenses                                                42,000
                                                                -----------
          Total current assets                                  $ 1,301,000
 Equipment, net                                                      11,000
                                                                -----------

                                                                $ 1,312,000
                                                                ===========

LIABILITIES
 Current liabilities
     Accounts payable and accrued expenses                      $   360,000
     Accrued interest payable                                        20,000
     Convertible notes payable                                      337,000
                                                                -----------
          Total current liabilities                                 717,000
                                                                -----------
Commitments and other matters

STOCKHOLDERS' EQUITY
Common stock  ----- $ .001 par value 55,000,000 shares
      authorized;
      11,638,040 shares issued and outstanding                       12,000
Additional paid-in capital                                        6,155,000
Unearned compensation                                               (7,000)
Deficit accumulated during the development stage                (5,565,000)
                                                                -----------
                                                                    595,000

                                                                -----------
                                                                $ 1,312,000
                                                                ===========

           [See accompanying notes to financial statements]

                                HEMOBIOTECH, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                    CUMULATIVE
                                                                                       FROM
                                                                                  OCTOBER 3, 2001
                                                 YEARS ENDED DECEMBER 31,            THROUGH
                                                                                    DECEMBER 31,
                                                   2005              2004               2005
                                               ------------       ------------      ------------
                                              $ -                 $ -               $ -
Revenue
Operating expenses :
   Research and development                         289,000            259,000           549,000
   General and administrative                     1,586,000            598,000         3,026,000
Other (income) expenses:
   Interest expense                               1,636,000            411,000         2,056,000
   Interest income                                  (57,000)            (9,000)          (66,000)
                                               ------------       ------------      ------------
NET LOSS                                       $ (3,454,000)      $ (1,259,000)     $ (5,565,000)
                                               ============       ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE        $       (.33)      $      (0.17)
                                               ============       ============
Weighed average number of shares
   outstanding---  basic and diluted             10,544,000          7,352,000
                                               ============       ============






           [See accompanying notes to financial statements]

                                HEMOBIOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) (NOTE G)

                                                                                                            DEFICIT
                                                                           NOTE                           ACCUMULATED
                                                       ADDITIONAL       RECEIVABLE                        DURING THE
                              COMMON                    PAID-IN          PLACEMENT         UNEARNED       DEVELOPMENT
                              SHARES     AMOUNT         CAPITAL          AGREEMENT       COMPENSATION         STAGE          TOTAL
                              ------     ------         -------          ---------       ------------     -----------        -----
Issuance of shares to
     Texas Tech
     University Health
     Service Center
     (January 22, 2002)
          ($ .001)            678,820  $  1,000                                                                             $ 1,000

Issuance of shares to
     Ghassan Nino
     (January 30, 2002)
          ($.001)           1,086,113     1,000        $  1,000                                                               2,000

Estimated fair value
     of stock granted
     for services
     (January 30, 2002)
          ($ .001)            217,223                     1,000                                                               1,000

Issuance of shares to
     Ghassan Nino
     (January 31, 2002)
          ($.001)           2,715,280     3,000           2,000                                                               5,000

Issuance of shares to
     Marlin and
     Evilene Nino
     (February 07, 2002)
          ($.001)             678,820     1,000                                                                               1,000

Net loss for the year                                                                                        (235,000)     (235,000)
                           ----------  --------     -----------        ---------        ---------          ----------    ----------

BALANCE -
DECEMBER 31, 2002           5,376,256     6,000           4,000                                              (235,000)     (225,000)

Estimated fair value
     of options
     granted to Board
     of Advisors                                              0                                                                   0

Issuance of shares to
        Munir Nino
     (January 20,2003)
          ($ .001)            217,224

Estimated fair value
     of stock
granted for compensation
     (April 8, 2003)
          ( $ .001)           977,502     1,000           1,000                                                               2,000

Estimated fair value
     of stock granted
     for services
     (April 14, 2003)
          ($.001)             217,223                     1,000                                                               1,000

Issuance of shares to
      Evline Nino
     (October 31, 2003)
          ($ .001)            108,613

Expenses paid by                                         10,000                                                              10,000
stockholder

Net loss for the year                                                                                        (617,000)     (617,000)
                           ----------  --------     -----------        ---------        ---------          ----------    ----------

BALANCE -
DECEMBER 31, 2003           6,896,818     7,000          16,000                                              (852,000)     (829,000)

Contribution of note
     and related
     interest
     (July 15, 2004)                                    155,000                                                             155,000

Contribution of
deferred salary
     (July 15, 2004)                                    564,000                                                             564,000


Expenses paid by
stockholder                                               4,000                                                               4,000

Estimated fair value
     of shares to
     Texas Tech
     University Health
     Service Center
     (May 22, 2004)
          ($.85)              135,765                   115,000                                                             115,000

Return of shares
(July 15,2004)
  (Note G[2])              (1,086,113)   (1,000)          1,000                                                                   0

                                                                                                            DEFICIT
                                                                           NOTE                           ACCUMULATED
                                                       ADDITIONAL       RECEIVABLE                        DURING THE
                              COMMON                    PAID-IN          PLACEMENT         UNEARNED       DEVELOPMENT
                              SHARES     AMOUNT         CAPITAL          AGREEMENT       COMPENSATION         STAGE          TOTAL
                              ------     ------         -------          ---------       ------------     -----------        -----
Shares issued to
placement agent
(August 19, 2004)
(Note E*)                   1,500,000     2,000          13,000         $(15,000)                                                 0

Issuance of shares and
    warrants in private
    placement net of
    expenses of $528,000
    (October 13, 2004
    and October 27, 2004)   2,647,080     2,000       2,575,000                                                           2,577,000

Contribution of Salary
     (October 13, 2004)                                  11,000                                                              11,000

Contribution of notes
     and related interest                               125,000                                                             125,000
     (October 13, 2004)

Unearned compensation                                    13,000                         $ (13,000)                                0

Estimated fair value
     of vested options
     granted to Board                                    22,000                                                              22,000
     of Advisors

Collection of note
     (October 13, 2004)                                                   15,000                                             15,000

Valuation of placement
     agent's warrants
     and shares
     attributable to
     debt                                               803,000                                                             803,000
(see * above)
Net loss for the Year                                                                                      (1,259,000)   (1,259,000)
                           ----------  --------     -----------        ---------        ---------          ----------    ----------
BALANCE -                  10,093,550  $ 10,000     $ 4,417,000        $       0        $ (13,000)         (2,111,000)    2,303,000
DECEMBER 31, 2004

Amortization                                                                                6,000                             6,000

Estimated fair value
of vested options
issued to Board of
Advisors                                                 25,000                                                              25,000

Estimated fair value
of options issued to
Advisor - July 13,
2005                                                    109,000                                                             109,000

Estimated fair value
of warrants issued to
consultant - July 28,
2005                                                     27,000                                                              27,000

Estimated fair value
of warrants issued to
consultant - September
13, 2005                                                  7,000                                                               7,000

Conversion of
promissory notes into
Common Stock net of
unamortized discount
of $58,000 (at a
conversion price of
$1.06 per share) -
August 17, 2005               765,132     1,000         752,000                                                             753,000

Conversion of
promissory notes into
Common Stock net of
unamortized discount
of $7,000 (at a
conversion price of
$1.06 per share) -
September 16, 2005            205,451         0         211,000                                                             211,000

Conversion of
promissory notes into
Common Stock net of
unamortized discount
of $1,000 (at a
conversion price of
$1.06 per share) -
October 21, 2005               66,122         0          69,000                                                              69,000

Conversion of
promissory notes into
Common Stock (at a
conversion price of
$1.06 per share) -
October 27, 2005              507,785     1,000         538,000                                                             539,000

Net Loss for the Year                                                                                      (3,454,000)   (3,454,000)
                           ----------  --------     -----------        ---------        ---------          ----------    ----------

BALANCE -
DECEMBER 31, 2005          11,638,040  $ 12,000     $ 6,155,000        $       0        $  (7,000)         (5,565,000)   $  595,000

                [SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS]

                                HEMOBIOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                               OCTOBER 3, 2001
                                                                        YEARS ENDED             (INCEPTION)
                                                                         DECEMBER 31               THROUGH
                                                                                              DECEMBER 31, 2005

                                                                   2005             2004
                                                               -------------    ------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                       $  (3,454,000)   $ (1,259,000)   $  (5,565,000)


     Adjustments to reconcile net loss to net cash used in
          operating activities :
               Estimated fair value of options and
                 compensatory stock                                  206,000         137,000          356,000
               Notes issued for services - related party                   -          51,000          354,000
               Expenses paid by stockholder                                -           4,000           14,000
               Amortization of deferred financing costs              830,000         193,000        1,023,000
               Amortization of debt discount                         637,000         152,000          789,000
               Depreciation                                            2,000                            2,000
               Contribution of salary                                                 11,000           11,000
               Changes in:
                   Accounts payable and accrued expenses             196,000         329,000        1,042,000
                   Accrued interest                                   70,000          63,000          142,000
                   Prepaid expenses                                   68,000        (110,000)         (42,000)
                                                               -------------    ------------    -------------
       Net cash used in operating activities                      (1,445,000)       (429,000)      (1,874,000)
                                                               -------------    ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                               (10,000)         (3,000)         (13,000)
                                                               -------------    ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceed from issuance of common stock and debt                       -       3,767,000        3,767,000
  Payment of Notes                                                  (372,000)       (249,000)        (621,000)
                                                               -------------    ------------    -------------
    Net cash (used in)/provided by financing activities             (372,000)      3,518,000        3,146,000
                                                               -------------    ------------    -------------
INCREASE (DECREASE) IN CASH                                       (1,827,000)      3,086,000        1,259,000
Cash - beginning of period                                         3,086,000               0                0
                                                               -------------    ------------    -------------
CASH - END OF PERIOD                                           $   1,259,000    $  3,086,000    $   1,259,000
                                                               =============    ============    =============
SUPPLEMENTARY CASHFLOW INFORMATION:
Interest paid                                                  $      97,000    $     97,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrued salary exchanged for Note                                                             $     150,000
  Employees/stockholders contribution of salary                                 $    564,000    $     564,000
  Stockholders contribution of convertible note payable
          and related interest                                                  $    280,000    $     280,000
Conversion of carrying value of convertible notes payable
  and accrued interest of $97,000 into common stock             $   1,572,000                    $   1,572,000




           [See accompanying notes to financial statements]

                                HEMOBIOTECH, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A - THE COMPANY

HemoBioTech, Inc. (the "Company"), a development stage company, was incorporated on October 13, 2003 under the laws of Delaware. In December 2003, HemoBioTech, Inc., a Texas corporation, was merged with and into the Company. The accompanying financial statements include the predecessor operations of the Texas corporation from its inception on October 3, 2001. The historical basis of accounting was carried over in the merger, including the deficit accumulated in the development stage. The Company is researching and developing HemoTech(TM), a human blood substitute product using patented technology licensed exclusively from Texas Tech University Health Service Center ("TTU") (Note C). The Company is in the development stage and its efforts have been principally devoted to capital raising, organizational infrastructure development, research and development and upgrading its production facility.

NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1)  RESEARCH AND DEVELOPMENT:

         Research and development costs are charged to expense as incurred.

     2)  LOSS PER COMMON SHARE:

Basic and diluted loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period. No effect has been given to outstanding potential common shares such as options, warrants and convertible instruments in the diluted computation as their effect would be antidilutive.



                                          2005                 2004
                                      ------------         ------------
           Options.........              1,535,915            1,119,387
           Convertible notes               156,976            2,647,080
           Warrants                      7,736,532            7,676,532
                                      ------------         ------------
                                         9,429,423           11,442,999
                                      ------------         ------------


* In 2005, the company converted $1,638,000 of Convertible Notes (face value) and accrued interest payable of $97,000 into 1,544,490 shares of Common Stock. At December 31, 2005, the closing price of the company's stock was $2.15 per share.

     3)    STOCK-BASED COMPENSATION:

During 2005, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. If the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based employee compensation, the effect on net loss and net loss per share would have been as follows:

                                                                     2005            2004
                                                                     ----            ----
Net loss                                                        $  (3,454,000)  $  (1,259,000)

Total stock-based employee compensation expense
   Determined under fair value based method
   for all awards, net of related tax effects                         (67,000)        (28,000)
                                                                -------------   -------------
Pro forma net loss attributable to common Stockholders          $  (3,521,000)  $  (1,287,000)
Net loss per common share (basic and diluted):
             As reported                                        $        (.33)           (.17)
                                                                -------------   -------------
             Pro forma                                          $        (.33)  $        (.18)
                                                                -------------   -------------

The weighted-average fair values at date of grant for options granted during the years ended December 30, 2005 and 2004 were $0.80 and $0.27 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           2005                      2004
                                      --------------             ------------
Expected life in years                     5-10                      5-10
Interest rate                         3.72% - 4.58%              4.16% - 4.33%
Volatility                                  80%                      80%
Dividend yield                              0%                        0%

     (4) FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying value of cash equivalents, accounts payable, accrued expenses and convertible notes payable approximates their fair value due to the short period to maturity of these instruments.

     (5) USE OF ESTIMATES:

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

     (6) DEFERRED FINANCING COSTS:

Deferred financing costs include costs attributable to issuing convertible notes in the amount of $1,023,000 which were amortized to interest expense over the original term of convertible notes.

     (7) RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" which amends FASB Statement Nos. 123 and 95 ("FAS 123R"). FAS 123R is applicable for all interim and fiscal periods beginning after December

15, 2005. Therefore, the Company expects to adopt it during fiscal 2006. FAS 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees for share-based compensation.

     (8) INCOME TAXES:

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, "Accounting For Income Taxes," the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE C  -  AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SERVICE CENTER ("TTU")

On January 22, 2002, the Company entered into an exclusive license agreement with TTU with respect to receiving certain patented rights. The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTU (subject to anti-dilution protection). In addition, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTU technologies. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations. The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. As of December 31, 2005, such approval had not been obtained. In addition, the Company has agreed to reimburse TTU for all intellectual property protection costs and patent maintenance fees. On May 20, 2004, TTU agreed to waive its anti-dilution protection in exchange for 135,765 shares of common stock. Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations.

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

In January 2006, the Company entered into a Stage Three Sponsored Research Agreement with Texas Tech University for the period January 1, 2006, to December 31, 2006. In connection therewith, the Company made an initial payment of approximately $287,000. Additional payments, may be made to TTU under the agreement based on mutually agreed upon budgets.

NOTE D  -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following


                                                           2005
                                                           ----

Professional fees                                   $   288,000
Liquidating Damages  (See Note G[2])                     40,000
Other                                                    32,000
                                                         ------
                                                    $   360,000
                                                    ===========

On July 15, 2004, two employees/stockholders agreed to waive payment of all deferred salary due them through October 13, 2004. For the year ended December 31, 2004, such waivers amounted to $575,000 and have been treated as a capital contribution.

NOTE E  -  NOTE RECEIVABLE FROM PLACEMENT AGENT

The Company received a non-recourse promissory note dated August 20, 2004 for $30,000 from a placement agent in consideration for 3,000,000 shares of common stock (Note G[2]). The promissory note bears interest at 4% per annum and is receivable with the vesting of the 3,000,000 shares of common stock as follows but no later than August 20, 2005:

     o   on  the  acceptance  of  subscriptions   in  a  private   placement  of
         $2,500,000, then 1,000,000 shares of common stock will vest and $10,000 will become due under the note (vested October 13, 2004).

     o on the acceptance of additional subscriptions in a private placement of $1,000,000, then 500,000 shares of common stock will vest and $5,000 will become due under the note (vested October 13, 2004).

     o on the consummation of a financing having gross proceeds of not less than $2,000,000 within twelve months after registration statement becomes effective, then 500,000 shares of common stock will vest and $5,000 will become due under the note.

     o on the consummation of a financing having gross proceeds of not less than $6,000,000 within twelve months after registration statement becomes effective, then 1,000,000 shares of common stock will vest and $10,000 will become due under the note.

     In connection with the private placement referred to in Note G[2], the Company granted the placement agent the right of first refusal to serve as placement agent in one or more follow- on offerings having aggregate proceeds of $8,000,000. If the Company fails to provide the placement agent the opportunity to exercise its right of first refusal with respect to any of these follow-on offerings, then the portion of the 1,500,000 shares of common stock referred to above that would otherwise have vested with respect to such follow-on offering will vest immediately.

     In August 2004, 1,500,000 shares of common stock were issued to the placement agent subject to vesting. On October 13, 2004 such shares vested and $15,000 under the note was paid.

NOTE F - CONVERTIBLE NOTES PAYABLE

On July 15, 2004, a note with principal of $174,000 bearing interest at 5% per annum, due on December 31, 2003 and convertible into shares of common stock at $2.21 per share was extended to the consummation of a private placement of $2,500,000 (Note G[2]). On October 13, 2004, such note plus $1,000 of accrued interest was paid and the balance of accrued interest was forgiven. Such forgiveness was treated as a capital contribution.

On October 13, 2004, $75,000 of a note with a principal of $180,000 bearing interest at 5% per annum, due on May 1, 2004 and convertible into shares of common stock at $2.21 per share was paid. The balance of principal and accrued interest was forgiven and was treated as a capital contribution.

See Note G[2] for convertible notes issued in connection with the October 27, 2004, private placement.

NOTE G - STOCKHOLDER'S EQUITY

     1)  STOCK SPLIT:

     On August 16, 2004, the Board of Directors approved a reverse stock split of one share of common stock for .543056 shares of common stock. All common stock and common stock equivalent shares in the accompanying financial statements have been adjusted to give retroactive effect to the reverse stock split.

     2)  PRIVATE PLACEMENT:

     On October 27, 2004, the Company completed a private placement of 45 units and raised gross proceeds of $4,500,000. Each unit consists of a $50,000 unsecured convertible promissory note, 58,824 shares of common stock and 117,648 warrants. The notes bear interest at 10% per annum (an effective rate of 77%) and are convertible at the option of the holder into common stock or convertible securities to be sold by the Company in its next financing, as defined, at a conversion price equal to the per share offering price of such financing.

     Based on negotiations with the placement agent the Company agreed to a fair value for the Common Stock of $.85 per share and calculated the fair value of each warrant to be $.53 using the Black-Scholes option pricing model prior to the revision in the method of valuing the common stock the Company used Black-Scholes to value both common stock and warrants.

     The gross proceeds from the sale of each unit was allocated based on the relative fair values to each of the components.

                  Convertible notes payable         $    31,000
                  Common stock                           31,000
                  Warrants                               38,000
                                                        -------
                           Total                     $  100,000


Based on the allocation of the relative fair values to the components of the private placement offering, the debt discount was calculated to be $855,000, which is being amortized as expense to interest expense over the term of the notes.

At the time of the Company's next financing, the Company will determine if a beneficial conversion feature exists. The beneficial conversion feature will be determined by the Company comparing the number of shares that would be received pursuant to the conversion price at the time of the next financing compared with the number that would have been received based on the then fair value of the shares. No beneficial conversion feature existed at the date of conversion since the conversion price was greater than the then share value of the stock at issuance date of Note.

Through October 27, 2005, an aggregate of $1,540,000 principal amount of Notes and approximately $97,000 accrued but unpaid interest thereon was converted into an aggregate of 1,544,490 shares of the Company's common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. Effective October 27, 2005, holders of $337,500 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company paid the remaining outstanding balance of $372,500 aggregate principal amount of Notes, together with approximately $97,000 of accrued interest thereon, to holders of Notes that had not converted their Notes into shares of Company common stock on or prior to October 27, 2005.

The Company agreed to file a registration statement within 60 days of final closing of the private placement and to use commercially reasonable efforts to cause the registration statement to be effective within 120 days of final closing. In the event the registration statement was not filed and declared effective within the required time, the Company would incur liquidated damages of 2% per month (pro rated daily) based on the subscription amount of each purchaser in the Company October 2004 private placement.

The Company received waivers from selling stockholders aggregating subscriptions equal to $4,280,000. Such waivers enable the Company to forego an obligation of approximately $205,000 of liquidated damages through April 15, 2005, with respect to its non-compliance. In addition, certain selling stockholders agreed to extend the date after which liquidated damages will begin to accrue to May 2, 2005. Such registration statement was declared effective on May 13, 2005. In connection therewith, the Company incurred liquidating damages aggregating approximately $48,000.

(3) STOCK WARRANTS

In connection with the private placement (see Note G[2]), the Company issued 5,294,160 Class A warrants exercisable at $1.06 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants are subject to redemption, at the Company's sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equals or exceeds $2.12 for a period of at least 20 consecutive trading days at a redemption price of $.001 per warrant.

In connection with the private placement (see Note G[2]), the placement agent was granted a warrant to purchase 2,382,372 shares of common stock at an exercise price of $.90 per share, exercisable for five years from the effective date of a registration statement to be filed on behalf of investors in the offering. The placement agent was granted "piggyback" registration rights with respect to the shares underlying this warrant. The warrants are subject to redemption, at the Company's sole option, after one year from the date of effectiveness of the registration statement covering the resale of shares of common stock underlying the warrants if the common stock price equals or exceeds $2.12 for a period of at least 20 consecutive trading days, at a redemption price of $.001 per warrant. In addition, the placement agent issued a $30,000 promissory note for 3,000,000 shares of common stock subject to vesting (Note E).

On July 28, 2005, and September 13, 2005, the Company granted 50,000 and 10,000 warrants, respectively to service providers. In connection therewith, the Company valued the warrants using Black-Scholes option pricing model and recorded a charge of $34,000.

At December 31, 2005, the Company had the following warrants outstanding:

                              EXERCISE PRICE                EXPIRATION DATE           NUMBER OF SHARES
                                                                                         RESERVED
Class A                                        $1.06               May 13, 2010                 5,294,160
Placement Agent                                  .90               May 13, 2010                 2,382,372
Other                                           1.00              July 28, 2009                    50,000
                                                1.06         September 13, 2009                    10,000
                                                                                                ---------
                                                                                                7,736,532
                                                                                                =========

[4] COMMON STOCK:

In connection with the initial capitalization of the Texas corporation, HemoBioTech, Inc. agreed to issue 1,982,157 Class A shares and 2,715,280 Class B shares between January 30, 2002 and January 20, 2003, and was valued at an aggregate of approximately $8,000. On October 31, 2003, the Texas corporation issued 108,613 Class A shares as an anti-dilutive issuance. On October 31, 2003, all the stockholders exchanged their Class A and B shares for 6,896,818 shares of common stock of the Company. The accompanying financial statements reflect the shares as outstanding from their dates of original issuance.

Under an agreement dated July 15, 2004, a principal stockholder agreed to return 1,086,113 shares of common stock to the Company as an inducement to the placement agent to serve as agent in a proposed private placement (Note H[2]). The return of such shares was treated as a capital contribution.

See also Note [F] - Convertible Notes Payable

[5] VOTING AND STOCKHOLDERS AGREEMENTS:

On October 31, 2003, certain stockholders (aggregating 6,896,818 shares of common stock) each entered into a stock purchase agreement with the Company whereby each stockholder granted to the Company the right of first refusal to purchase shares proposed to be sold or transferred by such stockholder(s) at the same consideration to be paid by a third party. Such right of first refusal terminates on the effective date of the first sale of common stock of the Company to the general public under an effective registration statement.

On October 31, 2003, the Company entered into a stockholders agreement with certain stockholders (aggregating 6,217,996 shares of common stock) under whom the Company granted such stockholders a right of first offer with respect to future sales of common stock or convertible securities by the Company. In addition, the Company granted each of the stockholders "piggyback registration rights". Each of these stockholders waived their right of first refusal in connection with the October 2004 private placement. In addition, each of these stockholders waived their piggyback registration rights in connection with the registration of the shares underlying the October 2004 private placement.

On July 15, 2004, certain stockholders (aggregating 4,154,383 shares of common stock) entered into a voting agreement whereby they agreed to vote all of their respective shares together with the majority-in-interest of stockholders who are also the Company's executive officers on all matters submitted to a vote of the stockholders. The voting agreement expires on October 27, 2006.

[6] STOCK OPTION/STOCK ISSUANCE PLAN:

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

On August 16, 2004, the Board of Directors and stockholders of the Company approved the reduction in the number of shares reserved for under the Plan to 1,629,168 shares reflecting the effect of the .543056 reverse split effected by the Company. Options granted under the Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value of the common stock on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Options under the Plan generally vest 25% on the first anniversary date of the grant and then, thereafter, equally over thirty-six months.

During the year ended December 31, 2004, in connection with the change in status of an option holder from a member of the Board of Advisors to Director, the Company recorded deferred stock compensation of $13,000, representing the difference between the exercise price and the market value of the Company's common stock on the date such stock option holder's status was changed. Deferred compensation is included as a component of stockholders' equity (capital deficiency) and is being amortized to expense over the remaining vesting period of the stock options. Such amortization expenses were $6,000 for the year ended December 31, 2005.

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech(TM). The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to certain vesting timetables. In connection therewith the Company recorded a charge of $141,000 in 2005. The Company will record additional charges as and when the options vest at the then face value.

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

During the years ended December 31, 2005, 2004 and 2003, the Company granted 0, 25,860 (including 15,000 shares - see Note J[3]) and 103,179 options, respectively, to purchase common stock to members of the Company's Board of Advisors. Accordingly the Company recorded a charge of $25,000, $22,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

During the years ended December 31, 2005, 2004, and 2003, the Company granted employees and directors of the company 145,000, 40,000, and 27,152 options at an exercise price of $.85 - $2.37, $.85, and $.18 per share of common stock respectively.

Additional information on shares subject to options is as follows:

At December 31, 2005, 93,253 options were available for grant under the Plan. The following table presents information relating to stock options outstanding under the Plan as of December 31, 2005.

                                                               2005                     2004

                                                             WEIGHTED                 WEIGHTED
                                                              AVERAGE                  AVERAGE
                                                             EXERCISE                 EXERCISE
                                                               PRICE                    PRICE
                                                 Shares                    Shares
Options outstanding at beginning of period     1,119,387      $ 0.23       1,053,527    $0.19
Granted                                          416,528        0.47          65,860     0.85
                                               ---------                  ----------
Options outstanding at end of period           1,535,915        0.29       1,119,387     0.23
                                               ---------                  ----------
Options exercisable at end of period           1,026,198        0.28         664,140     0.23
                                               ---------                  ----------

                                           OPTIONS OUTSTANDING                               OPTIONS EXCERCISABLE
                                           -------------------                               --------------------
       RANGE OF        SHARES          WEIGHTED AVERAGE     WEIGHTED AVERAGE           SHARES          WEIGHTED AVERAGE
    EXERCISE PRICE     ------              EXERCISE        REMAINING LIFE IN           ------              EXERCISE
                                             PRICE                YEARS                                     PRICE
                                             -----                -----                                     -----
@$0.18 - 0.20              1,325,055           .19                5.75                   916,379             0.19
@$0.85 -  0.94               178,360           .85                8.93                    84,819             0.86
@$1.06 - 1.17                 20,000          1.07                9.14                    12,500             1.08
@$2.15 - 2.37                 12,500          2.19                 9.0                    12,500             2.19
                              ------                                                      ------
                           1,535,915         $0.29                 6.2                  1,026,198           $0.28
                           =========                                                    =========

The weighted-average fair values at date of grant for options granted to non-employees and the Board of Advisors during the years ended December 30, 2005 and 2004 were $0.80 and $0.27 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           2005                      2004
                                      --------------             ------------
Expected life in years                      10                      5-10
Interest rate                           4.2%-4.58%              4.16% - 4.33%
Volatility                                  80%                      80%
Dividend yield                              0%                        0%

NOTE H  -  INCOME TAXES

At December 31, 2005, the Company had approximately $4,278,000 of net operating loss carryforwards for federal income tax purposes which expire as follows:

Year
                                 Net Operating Year Losses
2022                                       $      1, 000
2023                                             134,000
2024                                             980,000
2025                                           3,163,000
                                           -------------
                                           $   4,278,000
                                           -------------


At December  31,  2005,  the Company had a deferred  tax asset of  approximately
$1,566,000, representing the benefits of its net operating loss and certain expenses not currently deductible for tax purposes. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain.

The difference between the statutory tax rate of 34% and the Company's effective tax rate is due to the increase in the valuation allowance of $1,152,000 (2005) and $286,000 (2004) and certain expenses not deductible for tax purposes. The Company's ability to utilize its carryforwards may be subject to an annual limitation in future periods under Section 382 of the Internal Revenue Code of 1986, as amended due to changes in ownership.

NOTE I  -  RELATED PARTY TRANSACTIONS

On January 30, 2002, the Company entered into a one-year master service agreement with an affiliate of a stockholder/director of the Company, whereby the Company will receive management, technology, organization, financial and strategic growth consulting services for a $150,000 fee and the issuance of 217,223 shares of common stock. Such shares were valued at approximately $1,000. The stockholder/director's affiliate is obligated to sell to the Company 108,611 of such shares at $2.21 per share when the Company completes an equity financing having gross proceeds to the Company of at least $8 million. On July 15, 2004, the Company agreed to waive irrevocably its right to call these shares. Effective April 8, 2003, the agreement was amended to provide certain website development, hosting, e-mail maintenance and technical support for $2,000 per month for an initial period of one year. In connection with this agreement, a convertible note was issued in exchange for services under the agreement (Note
F). On July 15, 2004, the master service agreement was terminated.

On April 14, 2003, the Company entered into a master service agreement with an affiliate of the Chairman/President/Chief Executive Officer and a
stockholder/director of the Company, whereby the Company will receive management, technology, and organization, financial and strategic growth consulting services for a fee of $20,000 per month. In addition, the agreement provides for the issuance of 217,223 shares of common stock. Such shares were valued at $1,000. The Company has the right to purchase such shares at $2.21 per share through December 31, 2004. Effective October 1, 2003, the agreement was amended into a two-year agreement to provide certain website development, hosting, e-mail maintenance and technical support in exchange for an annual fee of $60,000 and the previous services under the original agreement ceased. In connection with this agreement, a convertible note was issued in exchange for services rendered under the agreement (Note F). On July 15, 2004, the master service agreement was terminated.

Certain expenses were paid by the Chairman/President/Chief Executive Officer on behalf of the Company. Such expenditures amounted to $10,000 for the year ended December 31, 2003.

NOTE J  -  COMMITMENTS AND OTHER MATTERS

[1] LEASES:

The Company occupied office space on a month-to-month basis for $450 per month during 2004. For the first nine months of 2004, the Chief Executive Officer paid for the monthly rent on behalf of the Company which amounted to $4,000. Such expense was treated as a capital contribution. The Company has entered into a service agreement for office space for a monthly fee of approximately $5,460. Such arrangement is renewable every six months. Rent expense was approximately $64,000 and $16,000 for the year ended December 31, 2005 and 2004, respectively.

[2] EMPLOYMENT AGREEMENTS:

On April 8, 2003, the Company entered into an employment agreement, as amended on October 6, 2003, with its Chairman/President/Chief Executive Officer and provides for an annual base salary of $265,000 (plus annual cost of living increases and bonuses at the discretion of the Board of Directors). The agreement is for three years commencing October 6, 2003, and will be extended for successive twelve-month periods unless terminated by either party. The agreement also provides that the payment of the base salary would be deferred until the Company raised at least $4.0 million. The agreement also provides for the granting of an option to purchase 651,668 shares of the Company's common stock at an exercise price of $.20 per share and the purchase of 977,502 shares of common stock at $.001. Such shares were valued at $2,000 and charged to operations. Under a letter agreement dated July 15, 2004, salary due under the agreement from April 8, 2003 through October 13, 2004 was forgiven and, thereafter, currently paid the salary was reduced to $150,000 per annum. On January 3, 2005, the initial term of such employment agreement was extended to October 6, 2007. On April 6, 2005, the Company amended the employment agreement, subject to the consummation of a financing, as defined, as not less than $10 million, to provide for a base salary of $210,000, a lump-sum payment of $52,000 and an annual bonus equal to 25% of salary. Effective November 18, 2005, the agreement was further amended to provide a current base salary of $185,000 and extension of the employment agreement to October 6, 2008.

On October 31, 2003, the Company entered into an employment agreement with its Chief Medical Officer at an annual salary of $180,000 effective on the consummation of a $12.0 million equity financing. In the interim, the Company granted the Chief Medical Officer 271,528 options at an exercise price of $.18 per share for services as part-time Chief Medical Officer. Under a letter agreement dated July 15, 2004, the Chief Medical Officer agreed to serve on a full-time basis, effective October 27, 2004, for a salary of $60,000 per annum, until such time as the parties terminate this agreement. Effective February 7, 2006, the agreement was further amended to provide a current base salary of $80,000.

Effective April 1, 2005 the Company entered into a three year employment agreement with its Chief Financial Officer and provides for a base salary of $120,000 per annum, plus annual cost of living increases. Effective the first calendar month following the Company's consummation of a financing as defined of not less than $10 million, the base salary will increase to $165,000. In addition, the agreement provides for annual bonuses and the granting of stock options. Effective November 1, 2005, the agreement was further amended to provide a current base salary of $145,000.

[3] CONSULTING AGREEMENTS:

On October 14, 2004, the Company entered into an advisory agreement with a member of our scientific advisory board to receive technical advisory services. The agreement can be terminated by either party on 30 days' written notice. The agreement provides for $1,500 per month and the issuance of an option under the Plan to purchase 15,000 shares of common stock of the Company at an exercise price of $0.85 per share.

On August 22, 2005, the Company entered into an advisory agreement with Regulus Pharmaceutical Consulting, formerly Origin USA, LLC to assist the company with general regulatory, quality assurance and product development consultancy services. Also on August 22, 2005, we entered in to a project-specific agreement with the same group. The Company will compensate Regulus for satisfactory performance of services at an hourly rate plus out-of-pocket expenses, as agreed, on a project-by-project basis.

NOTE K  -  SUBSEQUENT EVENT

During January and February 2006, holders of 1,877,956 Class A Warrants were exercised and the Company received proceeds of approximately $1,888,000 (net of placement agent fee of approximately $101,000.)

During March 21 through March 28, 2006, holders of aggregate of $200,000 principal amount of our Notes and approximately $16,000 accrued but unpaid interest requested the conversion of their Notes and interest into common shares in accordance with amendments to the original terms of the Notes permitting such conversion. The conversion prices ranged from $1.53 per share to $1.96 per share, aggregating to approximately 129,000 shares of the Company's common stock. In connection herewith the Company will record a charge representing the difference between the conversion price and the market price at conversion.