Form 10KSB/A
period 2005-12-31
HEMOBIOTECH INC
filed 2006-05-01
CIK 1301348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

                            FOR ANNUAL AND TRANSITION
                        REPORTS PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     COMMON STOCK, PAR VALUE $.001 PER SHARE


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

As of April 25, 2006, 14,014,692 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

On that date, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on April 25, 2006) held by non-affiliates of the Registrant was approximately $7,942,000 (approximately 3,610,000 shares at $2.20 per share).

                                INTRODUCTORY NOTE

         HemoBioTech, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-KSB pursuant to general instruction E(3) to Form 10-KSB for the sole purpose of filing information required to be disclosed pursuant to
Part III of Form 10-KSB for the Company's fiscal year ended December 31, 2005.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS

         The following table shows the positions held by our executive officers, and their ages, as of April 20, 2006.

--------------------------------------------------------------------------------
NAME                                  AGE     POSITION
--------------------------------------------------------------------------------
Arthur P. Bollon, Ph.D.               63      Chairman of the Board of
                                              Directors, President and Chief
                                              Executive Officer

Mark J. Rosenblum, CPA                52      Chief Financial Officer and
                                              Secretary

Mario Feola, M.D.                     79      Chief Medical Officer

Jan Simoni, PhD., DVM                 55      Acting Vice President and
                                              Principal Investigator of Research
                                              and Development and Advisor

         ARTHUR P. BOLLON has served on a full-time basis as our Chairman of the Board, President and Chief Executive Officer since April 8, 2003. In 2003, Dr. Bollon co-founded Biogress, LLC, a biotechnology service company, and co-founded Quantum Biotech Inc., a post genomics biotechnology company. In 1991, Dr. Bollon was a founder of Cytoclonal Pharmaceutics, Inc., a publicly traded biopharmaceutical company, and served as Chairman, President and Chief Executive between 1991 and 2002. Cytoclonal Pharmaceutics completed an initial public offering in 1995. In 1987, Dr. Bollon was a founder of Wadley Biosciences Inc./Lymphokine Partners, a partnership between Wadley Cancer Center and Philips Petroleum. Between 1987 and 1990, Dr. Bollon was Chairman and CEO of the Wadley Biosciences Inc. Between 1979 and 1987, Dr. Bollon served as Chairman of the Department of Molecular Genetics and Director of Genetic Engineering at the Wadley Cancer Center. Between 1972 and 1979, Dr. Bollon served as an Assistant Professor at the University of Texas Health Science Center in Dallas. He received his Ph.D. in Molecular Genetics from Rutgers University and was a Post Doctorate Fellow at Yale University.

         MARK J. ROSENBLUM joined the Company as our Chief Financial Officer on April 1, 2005 and became Secretary on April 6, 2005. Between 1996 and 2003, Mr. Rosenblum was the Chief Accounting Officer, Vice President and Controller at Wellman, Inc., a public chemical manufacturer. Between 1990 and 1996, he was Vice President and Controller of Wellman, and between 1985 and 1990, Mr. Rosenblum was Corporate Controller of Wellman. Before joining Wellman in 1985, Mr. Rosenblum served as Plant Controller for Celanese Corp., a public chemical manufacturer. He was previously a staff accountant at Haskins & Sells (now Deloitte & Touche) between 1977 and 1980. Mr. Rosenblum received his Masters of Accountancy and his B.S. degree in Accounting from the University of South Carolina. Mr. Rosenblum is a certified public accountant.

         MARIO FEOLA has been our full-time Chief Medical Officer since November 1, 2004. From December 14, 2003 through October 31, 2004, Dr. Feola served as our Chief Medical Officer on a part-time basis. Between 1994 and 2004, Dr. Feola served as the Chief of Surgery at the Veteran's Affairs Hospital in Amarillo, Texas and since 1977, Dr. Feola has served as a Professor of Surgery at Texas Tech. Dr. Feola has authored or co-authored more than 100 papers, book chapters and research abstracts. Dr. Feola continues to be a speaker at many national and international blood substitute conferences and is a member of numerous scientific and professional organizations. He received his M.D. degree from the University of Naples, Italy.

         JAN SIMONI has served as our Acting Vice President and Principal Investigator of Research and Development since November 2002. On July 13, 2005, the Company entered into an advisory agreement Dr. Simoni to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute,

HemoTech (TM). Since 1993, Dr. Simoni has also served as the Blood Substitute Group Leader and an Associate Professor of Research in the Department of Surgery at Texas Tech, where Dr. Simoni co-invented HemoTech. Between 1990 and 2002, Dr. Simoni served as an Assistant Professor of Research in the Department of Surgery at Texas Tech. Between 1985 and 1990, Dr. Simoni was a Medical Researcher and Research Instructor in the Department of Surgery at Texas Tech. Previously, Dr. Simoni served as a Research Scientist and Senior Lecturer in the Department of Pathophysiology at the Agricultural University of Wroclaw. Dr. Simoni is the author or co-author of more than 100 papers, book chapters, monographs and scientific abstracts. Dr. Simoni is a member of a number of scientific and professional organizations, including the National Research Honor Society, the American Society for Artificial Internal Organs, and the International Society for Artificial Cells, Blood Substitutes and Immobilization Biotechnology. Dr. Simoni received his Ph.D. from the Agricultural University of Wroclaw in Wroclaw, Poland. Dr. Simoni is compensated directly by Texas Tech in accordance with the terms of our sponsored research agreement with Texas Tech, for which the Company reimburses Texas Tech. See "Executive Compensation" below for a discussion of our sponsored research agreement with Texas Tech.

         There are no family relationships among our executive officers and directors. No executive officer has been a general partner or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding. No executive officer has been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No executive officer has been found by a court to have violated a federal or state securities or commodities law.

CONSULTANTS AND ADVISORS

         The Company utilizes various consultants and advisors for research, development and testing of its technologies and products. The Company periodically confers with such consultants and advisors as necessary to discuss research, development and testing strategies and specific details of certain projects. Certain of the listed consultants and advisors have entered into agreements specifying the terms and scope of their individual advisory relationship with the Company. The Company does not believe that termination of any individual consulting or advisory agreement would materially affect its business. None of the consultants or advisors are employed by the Company and, therefore, may have commitments to, or consulting or advisory contracts with, other entities which may compete with their obligations to the Company. The Company's consultants and advisors are as follows:

         FREDERICK FRANK, BUSINESS ADVISORY DIRECTOR. Mr. Frank has served as a member of our Business Advisory Board since November 14, 2003. Since 1969, Mr. Frank has also served as the Vice Chairman of Lehman Brothers. Before such time, Mr. Frank was Vice President and Director of Smith, Barney & Co. Mr. Frank has served as a member of the Board of Directors of each of Diagnostic Products Corp., a public company that develops, manufactures and markets immunodiagnostic systems and immunochemistry kits, Pharmaceutical Product Development Inc., a public company that provides drug discovery and development services to pharmaceutical and biotechnology companies, and Landec Corp., a public company that designs, develops and sells polymer products for food and agricultural applications. Mr. Frank has also served on Pharmaceutical Product Development's nominating and audit committees within the last five years. He is a certified public accountant and received his M.B.A. from Stanford University.

         LT. GENERAL RONALD R. BLANCK, D.O., (U.S. ARMY, RETIRED), SCIENTIFIC ADVISOR. Dr. Blanck has served as one of our Scientific Advisors since November 4, 2003. Since 2000, Dr. Blanck has served as the President of the University of North Texas Health Science Center at Fort Worth. Between 1968 and 2000, Dr. Blanck served as the U.S. Army Surgeon General. Dr. Blanck also serves as a member of the Board of Directors of Carrington Laboratories, Inc., a public researchbased biopharmaceutical, medical device, raw materials and nutraceutical company that is engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. Dr. Blanck's military honors include Distinguished Service Medals, the Defense Superior Service Medal, the Legion of Merit, the Bronze Star and Meritorious Service and Army Commendation Medals. Dr. Blanck is a graduate of the Philadelphia College of Osteopathic Medicine.

         G. TOM SHIRES, M.D., FACS, SCIENTIFIC ADVISOR. Dr. Shires has served as one of our Scientific Advisors since December 2003. Since 1997, Dr. Shires has served as Professor of Surgery at the University of Nevada School of Medicine. Between 1991 and 1997, Dr. Shires was Chairman of Surgery at Texas Tech University Health Sciences Center. Between 1975 and 1991, he served as Chairman of Surgery at Cornell University Medical College and was previously Chairman of Surgery at the University of Washington School of Medicine from 1974 to 1975 and Chairman of Surgery at

University of Texas Southwestern Medical School from 1960 to 1974. Dr. Shires received his M.D. from the University of Texas Southwestern Medical School.

         LAWRENCE HELSON, M.D., FAAP, SCIENTIFIC ADVISOR. Dr. Helson has served as one of our Scientific Advisors since October 2004. Since 2001, Dr. Helson has been a Vice President Clinical Affairs and Bioresearch for Napro Biotherapeutics Inc. Since 2003, Dr. Helson has been a consultant with Meyers Associates. From 1974 to 1986, Dr. Helson was an Associate Professor of Pediatrics at Cornell University Medical School. From 1972 to 1984, Dr. Helson was an Assistant Member, and from 1984 to 1986 an Associate Member, of Memorial Sloan Kettering Cancer Center. Dr. Helson received his M.D. degree from the University of Geneva School of Medicine.

AUDIT COMMITTEE FINANCIAL EXPERT

         During 2005, the Audit Committee consisted of Robert Comer (Chairman), Bernhard Mittemeyer, Robert Baron and Walter Haeussler. It is anticipated that effective May 4, 2006, the Audit Committee will consist of Bernhard Mittemeyer, Robert Comer (Chairman), Robert Baron and Walter Haeussler. The Audit Committee has adopted a formal written charter, which will be filed with the Company's proxy statement for its next annual meeting. Each of Messrs. Comer, Mittemeyer and Haeussler is "independent" under Rule 10A-3(b)(1)(ii) under the Exchange Act, and Messrs. Mittemeyer and Haeussler are "independent" under Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. ("NASD"). In addition, the Board of Directors has determined that Mr. Comer qualifies as an "audit committee financial expert" within the meaning of the SEC rules.

         Rule 4200(a)(15)(A) of the NASD provides that a director shall not be considered independent under such rule if he was employed by the Company at any time during the past three years. In determining that Mr. Comer is not independent under such rule, the Board considered the fact that on November 18, 2004, the Company entered into a consulting agreement with Mr. Comer, under which Mr. Comer agreed to provide financial consulting services to the Company at the rate of $90 per hour. On December 13, 2004, the Company entered into an amended agreement with Mr. Comer, under which Mr. Comer agreed to serve as the Company's Acting Chief Financial Officer at a rate of $60 per hour. Effective January 1, 2005, the Company entered into an employment agreement with Mr. Comer, under which Mr. Comer agreed to become an employee of the Company and to continue to serve as the Company's full-time Acting Chief Financial Officer at a rate of $60 per hour. Effective April 1, 2005, the date on which Mark J. Rosenblum joined the Company as Chief Financial Officer, Mr. Comer's employment with as the Company's Acting Chief Financial Officer was mutually terminated. On April 6, 2005, Mr. Comer joined the Board of Directors and became the Chairman of the Audit Committee. Accordingly, due to Mr. Comer's prior employment by the Company during the past three years, he is not considered independent under applicable NASD rules.

         Mr. Comer presently does not receive, directly or indirectly, any consulting, advisory or other compensatory fees from the Company, other than regular benefits that all other non-management directors of the Company receive, and he is not an affiliate of the Company. Accordingly, Mr. Comer is considered independent under Rule 10A-3(b)(1)(ii) under the Exchange Act. The Board of Directors determined that Mr. Comer's membership on the Audit Committee is in the best interests of the Company and its stockholders because the Board believes that the Audit Committee should have at least one audit committee financial expert (within the meaning of the SEC rules) as a member, and Mr. Comer is presently the only member of the Board of Directors with prior education and experience as a public accountant, auditor and principal financial officer sufficient to qualify him as such.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our executive officers and directors and the holders of greater than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish us with copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations from such executive officers, directors and stockholders with respect to the period from January 1, 2005 through December 31, 2005, we are not aware of any required Section 16(a) reports that were not filed on a timely basis, with the exception that Messrs Comer, Baron, Haeussler, and Nino and Dr. Mittemeyer each filed late reports with respect to stock option awards granted on September 30, 2005 and December 31, 2005. These transactions were reported on Form 5's filed on February 14, 2006, with the exception of Mr. Haeussler's Form 5, which was filed on March 31, 2006. Drs. Feola and Simoni filed a late report on Form 3 with respect to stock option awards. These reports were filed on January 30, 2006 and February 10, 2006, respectively.

CODE OF BUSINESS CONDUCT AND ETHICS AND GUIDELINES ON GOVERNANCE ISSUES

         It is anticipated that our Board will adopt a Code of Business Conduct and Ethics ("Code") applicable to all officers, directors and employees. We plan to have the Code in place by our annual meeting on June 9, 2006, and we will include the Code in our upcoming Proxy Statement for such annual meeting.


ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth certain summary information for the years indicated with respect to the compensation awarded to, earned by, or paid to our Chief Executive Officer and each of the three other most highly compensated executive officers of HemoBioTech whose total annual salary and bonus exceeded $100,000. We refer to these executive officers in this report as the "Named Executive Officers."

                                                                                              LONG-TERM
                                                            ANNUAL COMPENSATION              COMPENSATION
                                               -------------------------------------------   ------------
                                                                              OTHER ANNUAL    SECURITIES     ALL OTHER
                                                                              COMPENSATION    UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION                    YEAR  SALARY($)       BONUS($)      ($)         OPTIONS(#)       ($)
-----------------------------------------      ----  ---------       -------- ------------   ------------  ------------
ARTHUR P. BOLLON, PH.D.                        2005  $154,038        $37,300        $0             0             -
   CHAIRMAN OF THE BOARD, PRESIDENT AND        2004  $30,577(1)(2)      -           $0             0             -
     CHIEF EXECUTIVE OFFICER                   2003  $198,750(1)        -           $0          651,668          -

MARK J. ROSENBLUM, CPA                         2005  $92,884         $22,500        $0          75,000           -
CHIEF FINANCIAL OFFICER AND SECRETARY          2004  $0                 -           $0             0             -
                                               2003  $0                 -           $0             0             -

MARIO FEOLA, M.D.                              2005  $60,000            -           $0             0             -
   CHIEF MEDICAL OFFICER                       2004  $0                 -           $0             0             -
                                               2003  $0                 -           $0          271,528          -

JAN SIMONI, PH.D., DVM                         2005  $53,000(3)         -           $0          271,528          -
   ACTING VICE PRESIDENT AND                         $0                 -           $0             0             -
     PRINCIPAL INVESTIGATOR OF RESEARCH AND    2004
     DEVELOPMENT AND ADVISOR                   2003  $0                 -           $0             0             -

-------------

(1) To facilitate the Company's $4.5 million private placement in October 2004, Dr. Bollon agreed to forego salary of $198,750, which accrued in 2003, and $230,000, which accrued in 2004.

(2) This amount represents the salary received by Dr. Bollon commencing as of the consummation of the Company's October 2004 private placement, reflecting his adjusted annual base salary of $150,000, which went into effect as of the consummation of the Company's October 2004 private placement.

(3) Dr. Simoni is not employed by the Company, but is employed directly by Texas Tech University. Under our sponsored research agreement with Texas Tech University, dated July 18, 2002, Texas Tech has agreed to permit Dr. Simoni to continue working on researching, developing, producing and testing our HemoTech (TM) product on our behalf, and we agreed to reimburse Texas Tech the percentage of Dr. Simoni's total salary (and related fringe costs) used for operational and overhead costs associated with researching, developing, producing and commercializing HemoTech (TM).

STOCK OPTION GRANTS AND EXERCISES

         The Company may grant options to its executive officers under the 2003 Stock Option/Stock Issuance Plan (the "2003 Plan"). As of April 20, 2006, options to purchase a total of 1,515,000 shares were outstanding under the 2003 Plan and options to purchase 55,753 shares remained available for grant under the 2003 Plan. Generally, the exercise price per share for the options granted under the 2003 Plan will not be less than the fair market value of the stock on the date of grant. (See also 2005 Aggregated Option Exercises and Fiscal Year End Option Values).

         Our Compensation Committee administers the 2003 Plan. Subject to the terms of the 2003 Plan, the Compensation Committee determines the recipients, the number and type of stock options to be granted, the exercise price and the terms and conditions of the stock options.

OPTION GRANTS DURING THE LAST FISCAL YEAR

         The following table shows information regarding grants of stock options to our Named Executive Officers during the fiscal year ended December 31, 2005. We have never granted any stock appreciation rights.

                                                                     INDIVIDUAL GRANTS
                                          ----------------------------------------------------------------------
                                               NUMBER OF           PERCENT OF
                                              SECURITIES         TOTAL OPTIONS       EXERCISE
                                              UNDERLYING           GRANTED TO         PRICE
                                            OPTIONS GRANTED        EMPLOYEES        PER SHARE      EXPIRATION
NAME                                              (#)                (%)(1)            ($)            DATE
-------------------------------------       ---------------      -------------      ----------     ----------
Arthur P. Bollon, Ph.D.
Mark J. Rosenblum, CPA (2)                   75,000                21%               $0.85         04/01/2015
Mario Feola, M.D.                                                                    $0.18         12/15/2013
Jan Simoni, Ph.D., DVM (3)                  271,528                77%               $0.18         07/13/2015

--------------

(1) Based on an aggregate of 354,028 shares of common stock subject to options granted to HemoBioTech employees in 2005, including the Named Executive Officers, but excluding non-employee director grants.

(2) Mr. Rosenblum's options were equal to the fair market value of our common stock on the date of grant and will vest 25% upon the completion of one year of service. The remaining shares will vest in equal monthly increments of 1,563 options on the completion of each month of service by Mr. Rosenblum. The options will expire on April 1, 2015.

(3) On July 13, 2005, the Company entered into an advisory agreement with Dr. Simoni to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech (TM) in exchange for 271,528 stock options. The fair value of the Company's stock at date of grant was $.85 per share. Dr. Simoni's options were granted at the exercise price of .18 per share which was not equal to the fair market value on the date of grant. One half of Dr. Simoni's options were immediately exercisable on the date of grant, 25% on the one year anniversary and the remainder will vest in monthly increments of 2,828 on the completion of each month of service by Dr. Simoni. Dr. Simoni's options will expire on July 13, 2015.

2005 AGGREGATED OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

         The following table provides information on options held by our Named Executive Officers through December 31, 2005, and the value of each of their unexercised options at December 31, 2005. None of our Named Executive Officers exercised any stock options during 2005.

                                         NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                                     OPTIONS AT DECEMBER 31, 2005           AT DECEMBER 31, 2005(1)
                                   --------------------------------      -----------------------------
NAME                               EXERCISABLE        UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
--------------------------------   -----------        -------------      -----------     -------------
Arthur P. Bollon, Ph.D.               561,134             90,534          $1,094,211       $176,541
Mark J. Rosenblum,CPA                  21,876             53,124             $28,439        $69,061
Mario Feola, M.D.                     220,609             50,919            $434,600       $100,310
Jan Simoni, Ph.D., DVM                135,764            135,764            $267,455       $267,455

----------

(1) Based on the closing sale price of our common stock on December 31, 2005 of $2.15, as quoted on the OTC Bulletin Board, less the option exercise price.

OTHER BENEFITS

         We offer medical insurance for all of our employees. The cost to the Company for providing these benefits in 2005 for our Named Executive Officers was approximately $29,400.

         The Company does not presently sponsor a defined contribution 401(k) savings plan for its employees and does not maintain any other retirement or pension plan for its employees.

CHANGE IN CONTROL ARRANGEMENTS

         Our 2003 Plan provides that each grant may provide for the earlier exercise of an option right in the event of a "Change-in-Control" or similar event. For this purpose, a "Change-in-Control" includes (1) a stockholder-approved merger, consolidation or other reorganization in which securities representing more than 50% of the total combined voting power of the Company's outstanding securities are beneficially owned, directly or indirectly, by a person or persons different from the person or persons who beneficially owned those securities immediately prior to such transaction; (2) a stockholder-approved sale, transfer or other disposition of all or substantially all of the Company's assets; or (3) the acquisition, directly or indirectly, by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than 50% of the total combined voting power of the Company's outstanding securities from a person or persons other than the Company. Following specified Change-in-Control transactions, the vesting and exercisability of specified equity awards generally will be accelerated only if the awardee's award agreement so specifies. The standard form of stock option agreement provides for the option to become fully vested and exercisable immediately prior to the effective date of a Change-in-Control; provided that the option will not become exercisable on an accelerated basis if and to the extent: (i) the option is to be assumed by the successor corporation (or parent thereof) or is otherwise to be continued in full force and effect pursuant to the terms of the Change-in-Control transaction or (ii) the option is to be replaced with a cash incentive program of the successor corporation which preserves the spread existing on the option shares covered by the option at the time of the Change-in-Control and provides for the subsequent payout of that spread no later than the time the option shares would have otherwise become exercisable.

         Our employment agreements with our Named Executive Officers contain provisions triggered by a change in control. See "Employment Agreements and Other Arrangements" below.

EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

         EMPLOYMENT AGREEMENT WITH ARTHUR P. BOLLON. On October 6, 2003, we entered into an amended employment agreement with Dr. Bollon, under which Dr. Bollon agreed to serve as our Chairman of the Board, President and Chief Executive Officer for an initial term of three years, automatically renewable for one-year periods unless otherwise terminated by either party on at least 90 days' prior written notice. In exchange for his services, we agreed to pay Dr. Bollon an annual base salary of $265,000 plus annual cost-of-living increases, retroactive to April 8, 2003 the date of the original agreement. In addition, we agreed to provide Dr. Bollon with customary benefits, such as health benefits. The parties agreed that payment of Dr. Bollon's base salary and benefits would be deferred until such time as the Company raised at least $4.0 million. Dr. Bollon agreed, under the terms of a deferred compensation forbearance agreement, dated as of July 15, 2004, to forgive all deferred compensation and benefits accrued and owing as of October 13, 2004, the date of the closing of the minimum offering of our private placement financing. In addition to Dr. Bollon's base salary and benefits package, we granted to Dr. Bollon an option to purchase 651,668 shares of our common stock at an exercise price of $.20, of which 543,034 options have vested as of April 20, 2006, and the balance of which vests in equal monthly installments of 9,050 options on the last day of each calendar month of service completed by Dr. Bollon.

         Under the terms of a letter agreement, dated as of July 15, 2004, between the Company and Dr. Bollon, Dr. Bollon agreed to continue to serve as our full-time Chairman of the Board, Chief Executive Officer and President in accordance with his employment agreement, which was further amended to provide that we will pay Dr. Bollon a base salary at the rate of $120,000 per annum, which was deferred on October 13, 2004 and paid to Dr. Bollon out of the proceeds of our private placement in October 2004. Commencing as of October 13, 2004 and through such time as we complete a subsequent financing of $10.0 million (if ever), Dr. Bollon has agreed to continue to serve as our full-time Chairman of the Board, President and Chief Executive Officer in exchange for an adjusted base salary equal to $150,000 per annum, payable in accordance with his employment agreement.

         Under a Letter Agreement dated January 3, 2005 between the Company and Dr. Bollon, we extended the term of his employment to October 6, 2007. Under an amendment to Dr. Bollon's employment agreement, dated April 6, 2005, we agreed that, effective as of the first business day of the first month following our consummation of equity and bank financings having gross proceeds to us of at least $10.0 million (and in which at least 50% of such proceeds were derived from equity financings) (if ever), Dr. Bollon's base salary will be increased to $210,000. We further agreed that, so long as Dr. Bollon remains employed by us as Chairman of the Board, President and Chief Executive Officer, then on October 6 of each year, starting as of the first October 6 following the consummation of such a $10.0 million financing (if ever), Dr. Bollon will be entitled to receive an annual bonus equal to 25% of his then-effective base salary. In the event Dr. Bollon's employment with us is terminated other than voluntarily by Dr. Bollon or for "just cause" prior to any October 6, however, Dr. Bollon will be entitled to receive a pro rated portion of the bonus that would otherwise have been due to him on such October 6 had he been an employee on such date. Further, we agreed that, on the consummation of such a $10.0 million financing (if ever), Dr. Bollon will be entitled to receive a onetime bonus in the amount of $52,500 and the term of his employment will be extended to the three-year anniversary of the closing date of such $10.0 million financing. Effective November 17, 2005, the agreement was further amended to provide a current base salary of $185,000 and extension of the employment agreement to October 6, 2008.

         Dr. Bollon's employment agreement will terminate on the earlier of (1) its expiration, (2) the mutual agreement of the parties, (3) the voluntary termination of Dr. Bollon other than as a result of a Constructive Termination Event (as defined below), (4) Dr. Bollon's death or disability, and (5) termination of Dr. Bollon for cause. In the event of Dr. Bollon's voluntary termination or on termination for cause, Dr. Bollon will not be entitled to receive any Severance Payment (as defined below) and will be entitled to receive only his base salary through the effective date of termination. In the event of Dr. Bollon's termination without cause (i.e., following a Constructive Termination Event or on Dr. Bollon's death) or as a result of a disability, Dr. Bollon will be entitled to receive a Severance Payment.

         For these purposes, "Constructive Termination Event" means:

         o failure to elect, re-elect or otherwise maintain the executive in his current office or a substantially equivalent office or position with the Company, or the removal of or failure to re-elect him as a director of the Company;

         o a significant adverse change in the nature or scope of his authority, powers, functions, responsibilities or duties;

         o the liquidation, dissolution, merger, consolidation or reorganization of the Company or transfer of all or a significant portion of its business and/or assets, unless the successor shall have assumed all duties and obligations of the Company under the employment agreement;

         o the Company shall relocate its principal executive offices or require the executive to relocate more than 50 miles from its current location without the executive's prior written consent; and

         o a material breach of the employment agreement by the Company or a successor.

         For these purposes, "Severance Payment" means:

         o equal monthly installments at the base salary rate then in effect, payable on the first day of the month following termination and continuing for a period of the earlier of expiration of the term of Dr. Bollon's employment agreement or the completion of 12 months following termination (in either case, the "Bollon Severance Payment Period"), provided that in no event will the Bollon Severance Payment Period be less than 6 months; and

         o        during  the  Bollon   Severance   Payment   Period,   benefits
                  substantially similar to those which Dr. Bollon was receiving during his employment with us.

         As partial consideration for his base salary, Dr. Bollon agreed that he would not, during the term of his employment agreement, directly or indirectly invest or engage in any business that competes with our business or accept any employment or render services to any business that competes with our business, except that Dr. Bollon would be permitted to own up to 5% of any outstanding class of securities of any public company. In addition, Dr. Bollon agreed that, for a period of one year following termination of his employment agreement, he would not engage, hire, employ or solicit the employment of any employee of ours. Further, under the terms of Dr. Bollon's employment agreement and a Technology Assignment Agreement dated October 31, 2003, Dr. Bollon agreed to assign to us all of his right, title and interest in and to any and all inventions, discoveries, developments, improvements, techniques, designs and data related to blood substitutes. Finally, under the terms of Dr. Bollon's employment agreement and a confidentiality, proprietary information and inventions agreement, dated October 31, 2003, Dr. Bollon agreed not to use or disclose any of our confidential information or trade secrets at any time.

         ARRANGEMENT WITH GHASSAN NINO. On January 30, 2002, we entered into a letter agreement, under which Mr. Nino agreed to serve as our Interim Chief Executive Officer until such time as the parties later agreed. In exchange for his services as Interim Chief Executive Officer through April 14, 2003, Mr. Nino was entitled to receive $150,000, payment of which was deferred until such time as we raised $4.0 million. On October 31, 2003, we issued to Mr. Nino a 5% subordinated convertible promissory note in the principal amount of $150,000 evidencing our obligation to pay such deferred compensation. Under the terms of the Nino note forbearance agreement, dated as of July 15, 2004, Mr. Nino forgave repayment of this note.

         On October 6, 2003, we entered into an employment agreement with Ghassan Nino, under which Mr. Nino agreed to serve as our Vice Chairman and as Chief Financial Officer, on a part time basis, for an initial term of three years, automatically renewable for one-year periods unless otherwise terminated by either party on at least 90 days' prior written notice. In exchange for his services as Vice Chairman and acting Chief Financial Officer, we agreed to pay Mr. Nino an annual base salary of $210,000 plus annual cost-of-living increases. In addition, we agreed to provide Mr. Nino with customary benefits. The parties agreed that payment of Mr. Nino's base salary and benefits would be deferred until such time as we raised at least $4.0 million although Mr. Nino has agreed, under the terms of a deferred compensation forbearance agreement between the Company and Mr. Nino, dated as of July 15, 2004, to forgive all deferred compensation and benefits accrued and owing as of October 13, 2004. In connection with his employment with the Company, each of Mr. Nino and his affiliates, Nino Partners and Biogress (each stockholders of ours and affiliates of Mr. Nino) entered into a technology assignment agreement, under which each of Mr. Nino, Nino Partners and Biogress agreed to assign to us all of his right, title and interest in and to any and all inventions, discoveries, developments, improvements, techniques, designs and data related to blood substitutes. Under the terms of Mr. Nino's employment agreement and a confidentiality, proprietary information and inventions agreement, dated October 31, 2003, Mr. Nino agreed not to use or disclose any of our confidential information or trade secrets at any time.

         As of July 15, 2004, Mr. Nino resigned as an employee and officer of ours, under the terms of a separation and release agreement, under which Mr. Nino did not receive any severance payment. Mr. Nino continues to serve as a member of our Board of Directors and as Vice-Chairman of our Board of Directors. On the last day of each calendar quarter for which Mr. Nino continues to serve on our Board, Mr. Nino will receive an additional option to purchase 2,500 shares of our common stock at an exercise price equal to the fair market value of our common stock on the last Friday in such quarter. As a non-employee director, Mr. Nino is also entitled to receive certain director's compensation.

         EMPLOYMENT AGREEMENT WITH MARK J. ROSENBLUM. On April 1, 2005, we entered into an employment agreement with Mr. Rosenblum, under which Mr. Rosenblum agreed to serve as our Chief Financial Officer for an initial term of three years, automatically renewable for one-year periods unless otherwise terminated by either party on at least 90 days' prior written notice. In exchange for his services, we agreed to pay Mr. Rosenblum an annual base salary of $120,000 plus annual cost-of-living increases. Effective November 17, 2005, the agreement was further amended to provide a current base salary of $145,000. In addition, we agreed to provide Mr. Rosenblum with customary benefits, such as health benefits. In addition to Mr. Rosenblum's base salary and benefits package, we granted to Mr. Rosenblum an option to purchase 75,000 shares of our common stock at an exercise price of $.85 per share, of which 18,750 options vested on April 1, 2006, and the balance of which will vest in equal monthly installments of 1,563 options on the last day of each calendar month of service completed by Mr. Rosenblum, commencing April 30, 2006. We granted options to purchase 25,000 shares of common stock on March 31, 2006 at an exercise price of $2.20 per share of which 12,500 options are immediately exercisable on the date of the grant and the remaining 12,500 options will vest in equal monthly increments of 347 options on the completion of each month of service. These options will expire on March 31, 2016. In addition, on completion of each year of service, Mr. Rosenblum will be entitled to receive an additional option to purchase 25,000 shares of our common stock, which will be granted on the anniversary of his employment agreement, at an exercise price equal to the fair market value of our common stock at such time. We also agreed that, following the consummation of a $10.0 million financing, we will reimburse Mr. Rosenblum for reasonable relocation expenses. We have also agreed to increase his base salary to $165,000 following the consummation of a $10.0 million financing. Further, we have agreed that within 10 days following the consummation of a $10.0 million financing (if ever), Mr. Rosenblum will be entitled to receive a one-time lump sum amount equal to $3,750 multiplied by the number of months of service completed by Mr.

Rosenblum at his initial base salary of $120,000 prior to the consummation of such financing, provided that Mr. Rosenblum will not be entitled to receive an amount in excess of $33,750. At the end of each fiscal year during the term of his employment agreement, Mr. Rosenblum will receive a bonus equal to 25% of his then-effective base salary. Mr. Rosenblum's employment agreement will terminate on the earlier of (1) its expiration, (2) the mutual agreement of the parties,
(3) the voluntary termination of Mr. Rosenblum other than as a result of a Constructive Termination Event (as defined above), (4) Mr. Rosenblum's death or disability, and (5) termination of Mr. Rosenblum's employment for cause. In the event of Mr. Rosenblum's voluntary termination or on termination for cause, Mr. Rosenblum will not be entitled to receive any Severance Payment and will be entitled to receive only his base salary through the effective date of termination. In the event of Mr. Rosenblum's termination without cause (i.e., following a constructive termination event or on Mr. Rosenblum's death) or as a result of a disability, Mr. Rosenblum will be entitled to receive a Severance Payment.

         For these purposes, "Severance Payment" means:

         o equal monthly installments at the base salary rate then in effect, payable on the first day of the month following termination and continuing for a period of the earlier of the expiration of the term of Mr. Rosenblum's employment agreement;

         o the expiration of six months following the effective termination date of Mr. Rosenblum's employment, so long as Mr. Rosenblum has been employed by us for a period of at least 12 consecutive months;

         o the expiration of nine months following the effective termination date of Mr. Rosenblum's employment, so long as Mr. Rosenblum has been employed by us for a period of at least two consecutive years;

         o the expiration of 12 months following the effective termination date of Mr. Rosenblum's employment, so long as Mr. Rosenblum has been employed by us for a period of at least three consecutive years (in either case, the "Rosenblum Severance Payment Period"), provided that in no event will the Rosenblum Severance Payment Period be less than six months; and

         o        during  the  Rosenblum  Severance  Payment  Period,   benefits
                  substantially   similar  to  those  which  Mr.  Rosenblum  was
                  receiving during his employment with us.

         As partial consideration for his base salary, Mr. Rosenblum agreed that he would not, during the term of his employment agreement, directly or indirectly invest or engage in any business that competes with our business or accept any employment or render services to any business that competes with our business, except that Mr. Rosenblum would be permitted to own up to 5% of any outstanding class of securities of any public company. In addition, Mr. Rosenblum agreed that, for a period of one year following termination of his employment agreement, he would not engage, hire, employ or solicit the employment of any employee of ours. Further, Mr. Rosenblum agreed to assign to us all of his right, title and interest in and to any and all inventions, discoveries, developments, improvements, techniques, designs and data related to blood substitutes that he conceives of in the course of his employment with us. Finally, Mr. Rosenblum agreed not to use or disclose any of our confidential information or trade secrets at any time.

         EMPLOYMENT AGREEMENT WITH MARIO FEOLA. On December 14, 2003, we entered into an employment agreement, under which Dr. Feola agreed to serve full time as our Chief Medical Officer in exchange for an annual base salary of $180,000. In addition, we agreed to provide Dr. Feola with customary benefits. Until the consummation of our October 2004 private placement, Dr. Feola served on a part time basis with us. In connection with Dr. Feola's part time service as our Chief Medical Officer, we agreed to grant Dr. Feola an option to purchase 271,528 shares of our common stock, of which 214,953 options have vested as of April 20, 2006, and the balance of which vests in equal monthly installments of 2,828 options on the completion of each month of service by Dr. Feola, commencing November 30, 2004. The exercise price of Dr. Feola's options is $.18 per share under a letter agreement, dated as of July 15, 2004, which amended Dr. Feola's employment agreement, Dr. Feola agreed to serve as our full-time Chief Medical Officer, commencing October 27, 2004 and through such time as we complete a financing having gross proceeds to us of at least $10.0 million (if ever), at an adjusted base salary equal to $60,000 per annum. Effective February 7, 2006, the agreement was further amended to provide a current base salary of $80,000.

         AGREEMENT WITH ROBERT COMER. On November 18, 2004, we entered into a consulting agreement with Robert Comer, under which Mr. Comer agreed to provide financial consulting services to us at the rate of $90 per hour. On December 13, 2004, we entered into an amended agreement with Mr. Comer, under which Mr. Comer agreed to serve as our Acting Chief Financial Officer at a rate of $60 per hour until such time as we terminate this amended Agreement. As of January 1, 2005, we entered into an employment agreement with Mr. Comer, under which Mr. Comer agreed to become our employee and to continue to serve as our full-time Acting Chief Financial Officer at a rate of $60 per hour until such time as either party terminates his agreement. As of April 1, 2005, the date on which Mr. Rosenblum joined us as our Chief Financial Officer, we terminated Mr. Comer's employment with us as our Acting Chief Financial Officer. On April 6, 2005, Mr. Comer joined our Board of Directors and became the Chairman of our Audit Committee. As a non-employee director, on April 6, 2005, Mr. Comer received an option to purchase 15,000 shares of our common stock at an exercise price of $.85 per share. This option is fully vested and immediately exercisable. On the last day of each calendar quarter for which Mr. Comer continues to serve on our Board, Mr. Comer will receive an additional option to purchase 2,500 shares of our common stock at an exercise price equal to the fair market value of our common stock on the last Friday in such quarter. As a non-employee director, Mr. Comer is also entitled to receive certain director's compensation.

         ARRANGEMENT WITH DR. JAN SIMONI. Dr. Simoni has served as our Acting Vice President and Principal Investigator of Research and development since 2002, through a Sponsored Research Agreement with Texas Tech University, where he is employed, and an Advisor since July, 2005. Since 1993, Dr. Simoni has served as the Blood Substitute Group Leader at Texas Tech and is an Associate Professor of Research in the Department of Surgery at Texas Tech, where Dr. Simoni co-invented HemoTech (TM).

         On July 13, 2005, the Company entered into an advisory agreement with Dr. Simoni to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech (TM). The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to certain vesting timetables, of which 135,764 shares have vested as of April 20, 2006, 33,941 will vest on July 13, 2006, and the remaining 101,823 will vest in equal monthly installments of 2828 options on the completion of each month service by Dr. Simoni. These options will expire July 13, 2015.

         ARRANGEMENT WITH WALTER HAEUSSLER. Mr. Haeussler has served as a member of our Board of Directors since October 31, 2003. As one of our non-employee directors, on October 31, 2003, we granted to Mr. Haeussler an option to purchase 27,152 shares of our common stock at an exercise price of $0.18 per share, of which 16,976 options have vested as of April 1, 2006, and the balance of which will vest in equal monthly installments of 566 options on the completion of each month of service by Mr. Haeussler. On the last day of each calendar quarter for which Mr. Haeussler continues to serve on our Board, Mr. Haeussler will receive an additional option to purchase 2,500 shares of our common stock at an exercise price equal to the fair market value of our common stock on the last Friday in such quarter. As a non-employee director, Mr. Haeussler is also entitled to receive certain director's compensation.

         ARRANGEMENT WITH BERNHARD MITTEMEYER. Dr. Mittemeyer has served as a member of our Board of Directors since December 10, 2004, though he previously provided certain advisory services to us under an advisory services agreement, dated November 5, 2003. When Dr. Mittemeyer joined our Board as a director, we terminated Dr. Mittemeyer's advisory services agreement. In exchange for his advisory services, we previously granted to Dr. Mittemeyer an option to purchase 27,152 shares of our common stock at an exercise price of $.18 per share, of which 16,976 options have vested as of April 1, 2006, and the balance of which vests in equal monthly installments of 566 options on the completion of each month of service by Dr. Mittemeyer. Accordingly, on November 4, 2004, we granted to Dr. Mittemeyer an option to purchase 5,430 shares of common stock at an exercise price of $.85 per share, of which 1923 shares had vested as of April 1, 2006, and the balance of which vest in equal monthly installments of 113 options on the completion of each month of service by Dr. Mittemeyer. On the last day of each calendar quarter for which Dr. Mittmeyer continues to serve on our Board, Dr. Mittemeyer will receive an additional option to purchase 2,500 shares of our common stock at an exercise price equal to the fair market value of our common stock on the last Friday in such quarter. As a non-employee director, Dr. Mittemeyer is also entitled to receive certain director's compensation.

         In connection with their respective employment, consulting and advisory agreements, each of the foregoing individuals have either entered into separate confidentiality, proprietary information and inventions agreements or else such confidentiality provisions were contained in each individual's employment, consulting or advisory agreement. In addition, we have entered into indemnification agreements with each of Mr. Nino, Dr. Bollon, Mr. Haeussler, Mr. Baron, Dr. Mittemeyer, Mr. Rosenblum and Mr. Comer under which we have agreed to indemnify each of such individuals from and against all claims that may be brought against them as a result of their position as a member of our Board of Directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

         Our certificate of incorporation eliminates the personal liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law. This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission damages. Our certificate of incorporation requires us to indemnify and advance expenses to our directors to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. Our certificate of incorporation provides that we may indemnify and advance expenses to any officer, employee or agent of the Company or any other person that we are permitted to indemnify under Delaware law.

         Under Delaware law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

         o conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

         o in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

These persons may be indemnified against expenses, including attorneys fees, judgments, fines, including excise taxes, and amounts paid in settlement, actually and reasonably incurred, by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish.

         We also have entered into indemnification agreements with each of Mr. Nino, Dr. Bollon, Mr. Haeussler, Mr. Baron, Dr. Mittemeyer, Mr. Rosenblum and Mr. Comer under which we have agreed to indemnify each of such individuals from and against all claims that may be brought against them as a result of their position as a member of our Board of Directors.

         Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers or persons controlling us under the above provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information as of April 25, 2006 (except as noted) regarding the beneficial ownership of our common stock by:

     o each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;

     o   each of our directors and nominees for director;

     o   each of our Named Executive Officers; and

     o   all our directors and executive officers as a group.

         The number of shares owned and percentage ownership in the following table is based on 14,014,692 shares of common stock outstanding on April 25, 2006. Except as otherwise indicated below, the address of each officer, director and 5% stockholder listed below is c/o HemoBioTech, Inc., 14221 Dallas Parkway, Suite 1400, Dallas, Texas 75254.

         We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable within 60 days of April 20, 2006. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                               BENEFICIAL OWNERSHIP
                                                                  --------------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                              NUMBER OF SHARES            PERCENT OF TOTAL
---------------------------------------------------------         ---------------             ----------------
5% STOCKHOLDERS:

Nino Partners, LLC                                                2,851,047 (1)                          20.3%
15889 Preston Road, Ste. 2006
Dallas, Texas 75248

Russell Cleveland                                                 2,274,808 (2)                          16.2%
c/o Renn Capital Group, Inc.
8080 N. Central Expressway, Suite 210, LB-59
Dallas, Texas 75206

Renn Capital Group, Inc.                                          2,274,808 (2)                          16.2%
8080 N. Central Expressway, Suite 210, LB-59
Dallas, Texas 75206

Renaissance US Growth Investment Trust PLC                        1,137,404 (2)                           8.1%
c/o Renn Capital Group, Inc.
8080 N. Central Expressway, Suite 210, LB-59
Dallas, Texas 75206

BFS US Special Opportunities Trust PLC                            1,137,404 (2)                           8.1%
c/o Renn Capital Group, Inc.
8080 N. Central Expressway, Suite 210, LB-59
Dallas, Texas 75206

Renaissance Capital Growth & Income Fund III, Inc.                1,137,405 (3)                           8.1%
8080 N. Central Expressway, Suite 210, LB-59
Dallas, Texas 75206

Texas Tech University System                                      814,585 (4)                             5.8%
3601 4th Street, BA 112
Lubbock, Texas  79430-6206

Meyers Associates, LP                                             2,932,528 (5)                          20.9%
45 Broadway, 2nd Floor
New York, New  York 10006

Bruce Meyers                                                      2,491,348 (6)                          17.8%
45 Broadway, 2nd FLoor
New York, New  York 10006

MANAGEMENT:

Arthur P. Bollon, Ph.D.                                           1,755,859 (7)                          12.1%
Ghassan Nino, CPA, CMA                                            4,169,383 (8)                          30.0%
Mark J. Rosenblum, CPA                                            37,417 (9)                               *
Mario Feola, M.D.                                                 220,609 (10)                          1.6%
Walter Haeussler, J.D.                                            33,108  (11)                             *
Robert Baron                                                      79,254 (12)                              *
Bernhard Mittemeyer, M.D.                                         50,257 (13)                              *
Robert Comer, CPA, MBA                                            25,000 (14)                              *
Jan Simoni, Ph.D., DVM                                            135,764 (15)                          1.0%
All Directors, Nominees and Executive Officers as a group         6,289,428 (16)                         41.6%
(9 persons)
---------------------

* Represents less than 1% of the outstanding shares of the Company's common stock.

(1) The indicated ownership is based solely on a Schedule 13G filed with the SEC by the beneficial owners on February 15, 2006. The Schedule 13G was filed on behalf of Ghassan Nino, the Vice Chairman of the Board of Directors of the Company, Nino Partners, LLC, a Texas limited liability company ("Nino Partners"). Mr. Nino is the Managing Member of Nino Partners and, as such, has sole voting and dispositive power with respect to the 2,851,047 shares of common stock of the Company owned of record by Nino Partners.

(2) The indicated ownership is based solely on a Schedule 13G filed with the SEC by the beneficial owners on February 14, 2006. The Schedule 13G was filed on behalf of BFS US Special Opportunities Trust PLC ("BFS"), Renaissance US Growth Investment Trust PLC ("R US"), RENN Capital Group, Inc. ("Renn") and Russell Cleveland. Renn is the investment adviser to BFS and the investment manager to R US. Mr. Cleveland is the President and Chief Executive Officer of Renn. As of February 14, 2006, each of BFS and R US was the owner of record and beneficial owner of 1,137,404 shares of common stock of the Company. Each of BFS and R US share voting and dispositive power over their respective shares with Renn. Mr. Cleveland may be deemed to be the beneficial owner of the shares of common stock beneficially owned by Renn.

(3) The indicated ownership is based solely on a Schedule 13G filed with the SEC by Renaissance Capital Growth & Income Fund III, Inc. ("R Growth") on February 13, 2006. R Growth has sole voting and dispositive power over 1,137,405 shares of common stock of the Company.

(4) Under the terms of the license agreement with Texas Tech, in lieu of receiving royalty payments under the license agreement, we agreed to issue to Texas Tech a payment equal to 5% of our then-authorized capital stock, subject to anti-dilution protection until such time as our had expended $15.0 million in capital on researching, developing, testing and commercializing HemoTech. On May 2004, TTU agreed to waive its anti-dilution protection in exchange of 135,765 shares of common stock. The Chancellor of Texas Tech, has sole voting and dispositive power with respect the shares of our common stock owned by Texas Tech.

(5) The number of shares of common stock that Meyers Associates could be deemed to beneficially own includes: (a) 537,500 shares of our common stock, issued to Meyers Associates in connection with our October 2004 private placement; (b) a warrant to purchase 787,960 shares of our common stock at an exercise price of $0.90 per share ; (c) a warrant to purchase 690,888 shares of our common stock issued to Bruce Meyers, Meyers Associates' President , at an exercise price of $0.90 per share which were issued to Mr. Meyers on the consummation of our October, 2004 private placement; (d) 475,000 shares of common stock issued to Mr. Bruce Meyers, President of Meyers Associates, as a part of our October, 2004 private placement; (e) a warrant to purchase 441,180 warrants to Imtiaz Khan, Meyers Associates' Vice President at an exercise price of $.90 per share.

(6) The number of shares of common stock that Bruce Meyers, President of Meyers Associates, could be deemed to beneficially own includes: (a) 475,000 shares of common stock allocated to Mr. Meyers by Meyers Associates out of the 1,500,000 shares of common stock that were issued to Meyers Associates in connection with our October 2004 private placement ; (b) 532,500 shares of our common stock, issued to Meyers Associates in connection with our October , 2004 private placement; (c) a warrant to purchase an aggregate of 690,888 shares of our common stock at an exercise price of $.90 per share , allocated to Mr. Meyers by Meyers Associates out of the 2,383, 372 warrants that we issued to Meyers Associates in connection with our October, 2004 private placement; and (d) warrants to purchase 787,960 shares of our common stock at an exercise price of $.90 per share issued to Meyers Associates in connection with our October, 2004 private placement. As President of Meyers Associates, Mr. Meyers has voting and dispositive power with respect to the shares of our common stock owned by Meyers Associates and issuable on exercise by Meyers Associates of the foregoing warrants.

(7) Dr. Bollon is the Chairman of the Board, President and Chief Executive Officer of the Company. The number of shares of common stock that Dr. Bollon may be deemed to beneficially own includes: (a) 860,502 shares of common stock owned of record by Dr. Bollon; (b) 217,223 shares of common stock owned of record by Biogress LLC ("Biogress"), of which Dr. Bollon is a principal member and founding partner and has 50% voting and dispositive power; (c) options to purchase 561,134 shares of common stock granted on October 31, 2003, directly beneficially owned by Dr. Bollon at $0.20 per share, which vest within 60 days from April 20, 2006; and (d) an aggregate of 117,000 shares of our common stock owned of record by various relatives of Dr. Bollon. The number of shares of common stock that Dr. Bollon could be deemed to beneficially own does not include options to purchase an additional 90,534 shares of our common stock at an exercise price of $.20 per share, which will vest after June 30, 2006 in monthly increments of 9,050 options on the completion of each month of service by

         Dr. Bollon. Dr. Bollon's options will expire on October 31, 2008. Dr. Bollon disclaims beneficial ownership of all shares owned of record by each of his relatives listed above, and such shares will be subject to the same rights and restrictions as those shares of common stock beneficially owned by Dr. Bollon.

(8) Ghassan Nino is the founder and Vice-Chairman of the Board of the Company. The number of shares of common stock that Mr. Nino may be deemed to beneficially owned includes: (a) 217,223 shares of common stock owned of record by Biogress, of which Mr. Nino is a principal member and founding partner and has 50% voting and dispositive power;
         (b) 2,851,047 shares of common stock owned of record by Nino Partners, of which Mr. Nino is Managing Member; (c) 1,086,113 shares of common stock owned of record by Mr. Nino; (d) options to purchase 2,500 shares of common stock, granted to Mr. Nino on December 29, 2004, at an exercise price of $.94 per share (which were fully vested and immediately exercisable on issuance and expire on December 29, 2009;
         (e) options to purchase 2,500 shares of common stock granted to Mr. Nino on March 31, 2005, at an exercise price of $.94 per share (which were fully vested and immediately exercisable on grant and expire on March 1, 2010; and (f) options to purchase 2,500 shares of common stock granted to Mr. Nino on June 30, 2005, at an exercise price of $.94 per share (which were fully vested and immediately exercisable on grant and expire on June 30,2010;(g) options to purchase 2,500 shares of common stock, granted to Mr. Nino on September 30, 2005, at an exercise price of $1.17 per share (which were fully vested and immediately exercisable on grant and expire on September 30, 2010;(g) options to purchase 2,500 shares of common stock, granted to Mr. Nino on December 31, 2005, at an exercise price of $2.37 per share (which were fully vested and immediately exercisable on grant and expire on December 31,2010); (h) options to purchase 2,500 shares of common stock, granted to Mr. Nino on March 31, 2006, at an exercise price of $2.42 per share (which were fully vested and immediately exercisable on grant and expire on March 31,2011.

(9) Mr. Rosenblum is Chief Financial Officer and Secretary of the Company. The number of shares of common stock that Mr. Rosenblum may be deemed to beneficially own includes: (a) options to purchase 21,876 shares of common stock granted to Mr. Rosenblum on April 1, 2005 at an exercise price of $.85 per share (which are immediately exercisable or are exercisable within 60 days of April 20, 2006); (b) Mr. Rosenblum purchased 2,000 shares of common stock on November 21, 2005, at a price of $1.50 per share; (c) options to purchase 25,000 shares of common stock granted to Mr. Rosenblum on March 31, 2006 at an exercise price of $2.20 per share of which 12,500 options are immediately exercisable on the date of the grant and the remaining 12,500 option will vest in equal monthly increments of 347 options on the completion of each month of service. These options will expire on March 31, 2016. The number of shares of common stock that Mr. Rosenblum may be deemed to beneficially own does not include options to purchase 53,124 shares of our common stock granted to Mr. Rosenblum on April 1, 2005 at an exercise price of $.85 per share, which will vest after June 30, 2006 in equal monthly increments of 1,563 options on the completion of each month of service by Mr. Rosenblum, and expire on April 1, 2015.

(10) Dr. Feola is Chief Medical Officer of the Company. The number of shares of common stock that Dr. Feola may be deemed to beneficially own includes options to purchase 220,609 shares of common stock granted to Dr. Feola on December 15, 2003 (which are immediately exercisable or are exercisable within 60 days of April 20, 2006). The number of shares of common stock beneficially owned by Dr. Feola does not include options to purchase 50,919 shares of common stock, which will vest after June 30, 2006 in equal monthly increments of 2,828 options on the completion of each month of service by Dr. Feola. The exercise price of all of Dr. Feola's options is $.18 per share. The options will expire on December 14, 2013.

(11) Walter Haeussler is a director of the Company. The number of shares of common stock Mr. Haeussler may be deemed to beneficially own includes:
         (a) options to purchase 18,108 shares of common stock granted to Mr. Haeussler on October 31, 2003, (which are immediately exercisable or are exercisable within 60 days of April 20, 2006,) at an exercise price of $.18 per share, which expire on October 31, 2013; (b) options to purchase 2,500 shares of common stock, granted to Mr. Haeussler on December 31, 2004, at an exercise price of $.85 per share (which were fully vested and immediately exercisable on grant and expire on December 29, 2014); (c) options to purchase 2,500 shares of common stock granted to Mr. Haeussler on March 31, 2005, at an exercise price of $.85 per share (which were fully vested and immediately exercisable on grant and expire on March 31, 2015); and (d) options to purchase 2,500 shares of common stock, granted to Mr. Haeussler on June 30, 2005, at an exercise price of $.85 per share (which were fully vested and immediately exercisable on grant and expire on June 30, 2015); (e) options to purchase 2,500 shares of common stock, granted to Mr. Haeussler on September 30, 2005, at an exercise price of $1.06 per share (which were fully vested and immediately exercisable on grant and expire on September 30, 2015;(g) options to purchase 2,500 shares of common stock, granted to Mr. Haeussler on December 31, 2005, at an exercise price of $2.15 per share (which were fully vested and immediately exercisable on grant and expire on December 31, 2015); (h) options to purchase 2,500 shares of common stock, granted to Mr. Haeussler on March 31, 2006, at an exercise price of $2.20 per share (which were fully vested and immediately exercisable on grant and expire on March 31,2016.The number of shares of common stock beneficially owned by Mr. Haeussler does not include options to purchase 9,044 shares of common stock, granted to Mr. Haeussler on October 31, 2003, which will vest after June 30, 2006 in equal monthly increments of 566 options on the completion of each month of service by Mr. Haeussler.

(12) Robert Baron is a director of the Company. The number of shares of common stock Mr. Baron may be deemed to beneficially own includes: (a) 34,254 shares of common stock underlying the unit purchased by Mr. Baron in the Company's October 2004 private placement (of which 8,824 shares were issued on October 27, 2004, 17,647 shares of which may be issued on exercise of the warrant underlying such unit, and 7,783 shares issued on conversion of the note underlying such unit); (b) Mr. Baron has purchased 15,000 shares of common stock on the market at the prices ranging from $1.55 to $1.95 per share; (c) options to purchase 15,000 shares of common stock granted to Mr. Baron on November 11, 2004, at an exercise price of $.85 per share (which were fully vested and exercisable immediately on grant and expire on November 11, 2014);
         (d) options to purchase 2,500 shares of common stock, granted to Mr. Baron on December 29, 2004, at an exercise price of $.85 per share (which were fully vested and exercisable immediately on grant and expire on December 29, 2014); (e) options to purchase 2,500 shares of common stock, granted to Mr. Baron on March 31, 2005, at an exercise price of $.85 per share (which were fully vested and immediately exercisable on grant and expire on March 31, 2015); and (f) options to purchase 2,500 shares of common stock, granted to Mr. Baron on June 30, 2005, at an exercise price of $.85 per share (which were fully vested and immediately exercisable on grant and expire on June 30, 2015); (g) options to purchase 2,500 shares of common stock, granted to Mr. Baron on September 30, 2005, at an exercise price of $1.06 per share (which were fully vested and immediately exercisable on grant and expire on September 30,2015; (h) options to purchase 2,500 shares of common stock, granted to Mr. Baron on December 31, 2005, at an exercise price of $2.15 per share (which were fully vested and immediately exercisable on grant and expire on December 31,2015); (i) options to purchase 2,500 shares of common stock, granted to Mr. Baron on March 31, 2006, at an exercise price of $2.20 per share (which were fully vested and immediately exercisable on grant and expire on March 31, 2016.

(13) Bernhard Mittemeyer is a director of the Company. The number of shares of common stock Dr. Mittemeyer may be deemed to beneficially own includes: (a) options to purchase 18,108 shares of common stock granted to Dr. Mittemeyer on October 31, 2003 (which are immediately exercisable or are exercisable within 60 days of April 20, 2006) at an exercise price of $.18 per share, which expire on October 31, 2013; (b) options to purchase 15,000 shares of common stock, granted to Dr. Mittemeyer on December 10, 2004, at an exercise price of $.85 per share (which were fully vested and immediately exercisable on grant and expire on December 10, 2014); (c) options to purchase 2,500 shares of common stock, granted to Dr. Mittemeyer on December 29, 2004, at an exercise price of $.85 per share (which were fully vested and immediately exercisable on grant and expire on December 29, 2014; (d) options to purchase 2,500 shares of common stock granted to Dr. Mittemeyer on March 31, 2005, at an exercise price of $.85 per share (which were fully vested and immediately exercisable on grant and expire on March 31, 2015); and (e) options to purchase 2,500 shares of common stock, granted to Dr. Mittemeyer on June 30, 2005, at an exercise price of $.85 per share (which were fully vested and immediately exercisable on grant and expire on June 30,2015); (f) options to purchase 2,500 shares of common stock, granted to Dr. Mittemeyer on September 30, 2005, at an exercise price of $1.06 per share (which were fully vested and immediately exercisable on grant and expire on September 30,2015); (g) options to purchase 2,500 shares of common stock, granted to Dr. Mittemeyer on December 31, 2005, at an exercise price of $2.15 per share (which were fully vested and immediately exercisable on grant and expire on December 31,2015); (h) options to purchase 2,500 shares of common stock, granted to Dr. Mittemeyer on March 31, 2006, at an exercise price of $2.20 per share (which were fully vested and immediately exercisable on grant and expire on March 31,2016); (i) an option to purchases 2,149 shares of common stock granted to Dr. Mittemeyer on November 04, 2004 at an exercise price of $0.85 per share, which (which are immediately exercisable or are exercisable within 60 days of April 20, 2006) at an exercise price of $.85 per share, which expire on November 04, 2014.The number of shares of common stock beneficially owned by Dr. Mittemeyer does not include: (a) options to purchase 9,044 shares of common stock, granted to Dr. Mittemeyer on October 31, 2003 which will vest after June 30, 2006 in equal monthly increments of 566 options on the completion of each month of service by Dr. Mittemeyer. The exercise price of this option is $.18 per share; (b) options to purchase 3281 shares of common stock, granted to Dr. Mittemeyer on November 04, 2004 which will vest after June 30, 2006 in equal monthly increments of 113 options on the completion of each month of service by Dr. Mittemeyer.

 (14) Mr. Comer is a director of the Company. The number of shares of common stock that Mr. Comer may be deemed to beneficially own includes: (a) options to purchase 15,000 shares of common stock granted to Mr. Comer on April 6, 2005, at an exercise price of $.85 per share (which were fully vested and immediately exercisable on grant and expire on April 6, 2015); and (b) options to purchase 2,500 shares of common stock, granted to Mr. Comer on June 30, 2005, at an exercise price of $0.85 per share (which were fully vested and immediately exercisable on grant and expire on June 30, 2015); (c) options to purchase 2,500 shares of common stock, granted to Mr. Comer on September 30, 2005, at an exercise price of $1.06 per share (which were fully vested and immediately exercisable on grant and expire on September 30,2015); (d) options to purchase 2,500 shares of common stock, granted to Mr. Comer on December 31, 2005, at an exercise price of $2.15 per share (which were fully vested and immediately exercisable on grant and expire on December 31,2015); (e) options to purchase 2,500 shares of common stock, granted to Mr. Comer on March 31, 2006, at an exercise price of $2.20 per share (which were fully vested and immediately exercisable on grant and expire on March 31, 2016.

(15) Dr. Simoni is our Acting Vice President of the Company and Principal Investigator of Research and Development since November, 2002. On July 13, 2005, the company entered into an Advisory agreement with Dr. Simoni. The agreement provides for non-qualified stock options to purchase 271,528 shares of common stock. The number of shares of common stock that Dr. Simoni may be deemed to beneficially own includes options to purchase 135,764 shares of common stock (which are immediately exercisable or are exercisable within 60 days of April 20,
         2006). Of the remaining 135,764 options, 33,941 options will vest on July 13, 2006. The remaining 101,823 options will vest in equal monthly increments of 2828 options on the completion of each month of service by Dr. Simoni. The exercise price of all of Dr. Simoni's options is $0.18 per share. The options will expire on July 13, 2015.

(16) For purposes of determining the number of shares beneficially owned by directors and executive officers as a group, any shares beneficially owned by more than one director or officer are counted only once.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

VOTING AGREEMENT

         In order to induce Meyers Associates, L.P. to act as placement agent for our October 2004 private placement, Mr. Nino (Vice Chairman of the Board of the Company), Nino Partners and Biogress entered into a voting agreement dated as of July 15, 2004, under which Mr. Nino, Nino Partners and Biogress agreed to vote all of their respective shares in the same manner as the majority-in-interest of stockholders who are also our executive officers, and their successors, expressly including Dr. Bollon, on all matters submitted to a vote of our stockholders. The voting agreement expires on October 27, 2006.

STOCKHOLDERS AGREEMENT

         On October 31, 2003, we entered into a stockholders' agreement with each of Texas Tech, Dr. Bollon (the Chairman of the Board, President and Chief Executive Officer of the Company), Mr. Nino, Biogress and Nino Partners, under which we granted to each of such stockholders a right of first offer with respect to all future sales of any shares of our common stock or our convertible securities. Each of these stockholders waived their right of first offer with respect to our October 2004 private placement. In addition, we granted each such stockholder "piggyback registration rights" in connection with any proposed registration of shares of our common stock (other than in an initial public offering).

FOUNDER'S STOCK PURCHASE AGREEMENTS

         Between February 4, 2002 and October 31, 2003, our Texas predecessor-in-interest, HemoBioTech, issued an aggregate of 6,896,818 shares of its common stock in exchange for the services of each of the following individuals as follows:

                  o 217,223 shares of common stock, having an aggregate estimated fair value of approximately $1,000, were issued to Biogress, LLC, an affiliate of Dr. Bollon and Mr. Nino. These shares were issued in partial payment of the interim business and strategic planning, financial planning, e-mail management and maintenance support and organizational support services rendered to us in accordance with our Master Services Agreement with Biogress, under which Biogress also received a fixed fee of $20,000 per month in partial payment of these services. The aggregate value of Biogress' services to us was $181,000, approximately $1,000 of which was paid by the issuance of 217,223 shares of common stock and the $180,000 of which was evidenced a promissory note that we issued to Biogress, of which $75,000 was repaid out of the proceeds of our October 2004 private placement and the remainder of which was forgiven by Biogress as of July 1, 2004. Dr. Bollon, our Chairman of the Board, President and Chief Executive Officer, and Mr. Nino, our Vice Chairman of the Board, are the sole owners of Biogress. For more details about the compensation paid to Biogress, please see "Master Services Agreement with Biogress" below.

                  o 977,502 shares of common stock, having an aggregate estimated fair value of approximately $2,000, were issued to Dr. Bollon in April, 2003, in partial payment of services he rendered to us in connection with management, organization, and development services that he rendered to us under his employment agreement, under which Dr. Bollon was also entitled receive a base salary and certain options.

                  o 217,223 shares of common stock, having an aggregate estimated fair value of approximately $1,000, were issued to Ascend Mobility, an affiliate of Mr. Nino. These shares were issued in partial payment of operation, organization support, web site development, web hosting and e-mail and monthly technical support services rendered to us in accordance with our Master Services Agreement with Ascend Mobility, under which Ascend Mobility also received a fixed fee of $150,000 in partial payment of these services. The aggregate value of Ascend Mobility's services to us was $175,000, of which $1,000 was paid by the issuance of 217,223 shares of common stock and $174,000 of which was evidenced by a promissory note that we issued to Ascend Mobility, which was paid in full out of the proceeds of our October 2004 private placement. Mr. Nino, our Vice Chairman of the Board, is the Founder of Ascend Mobility. For more details about the compensation paid to Ascend Mobility, please see "Master Services Agreement with Ascend Mobility" below.

                  o 1,086,113 shares of common stock, having an aggregate estimated fair value of approximately $2,000, were issued to Mr. Nino for services that he rendered to us as our former President and Chief Executive Officer under his previous employment agreement, under which Mr. Nino was also entitled to receive a base salary. The aggregate value of Mr. Nino's services to us was approximately $125,000, approximately $2,000 of which was paid by the issuance of 1,086,113 shares of common stock and the remainder of which was evidenced by a promissory note that we issued to Mr. Nino in the principal amount of $150,000. On July 15, 2004, Mr. Nino forgave repayment of this entire note.

                  o 2,715,280 shares of common stock, having an aggregate estimated fair value of approximately $5,000, were issued to Nino Partners, an affiliate of Mr. Nino, for business plan development services rendered to us. These services were valued at approximately $5,000. Mr. Nino, our Vice Chairman, is the Managing Member of Nino Partners.

                  o 651,669 shares of common stock, having an aggregate estimated fair value of approximately $1,250, were issued to Evline Nino, the mother of Mr. Nino, our Vice Chairman, for administrative services rendered in connection with the development and preparation of our predecessor-in-interest's business plan. These services were valued at approximately $1,250.

                  o 217,224 shares of common stock, having an aggregate estimated fair value of approximately $400, were issued to Munir Nino, the brother of Mr. Nino, our Vice Chairman, for administrative and valuation services rendered in connection with the development and preparation of our predecessor-in-interest's business plan. These services were valued at approximately $400.

                  o 135,765 shares of common stock, having an aggregate estimated fair value of approximately $250, were issued to Marlin Nino, the sister of Mr. Nino, our Vice Chairman, for business consulting services rendered to us in connection with the development and preparation of our predecessor-in- interest's business plan. These services were valued at approximately $250.

                  o 678,820 shares of common stock, having an aggregate estimated fair value of approximately $1,000, were issued to Texas Tech, our exclusive licensor, and we agreed to fund $1.2 million to Texas Tech over a four-year period, following the receipt of FDA approval of HemoTech, if ever, to support efforts to develop and commercialize other Texas Tech technologies, in order to induce Texas Tech to enter into the license agreement and in lieu of any royalty payments, license fees or sublicensing fees thereunder.

         On October 31, 2003, Ascend, Evline Nino, Munir Nino and Marlin Nino transferred their respective shares to Nino Partners. On October 31, 2003, we entered into separate founder's stock purchase agreements with each of Texas Tech, Dr. Bollon, Mr. Nino, Biogress and Nino Partners, under which we issued an aggregate of 6,896,818 shares of our common stock in exchange for the 6,896,818 shares of common stock of HemoBioTech, our Texas predecessor-in-interest, held by Texas Tech, Dr. Bollon, Mr. Nino, Nino Partners and Biogress. Under these founder's stock purchase agreements, such stockholders granted to us a right of first refusal with respect to the proposed sale by any such stockholder of any shares of our common stock held by such stockholders. Such right of first refusal terminates on the first sale of our common stock under an effective registration statement. In addition, each of these stockholders agreed that, in connection with any registration of our securities in which their shares are included for resale, it would not sell or otherwise dispose of its shares of our common stock for a period of up to 180 days following the effective date of registration, if so requested by us or by any underwriter involved in such registration.

PLACEMENT AGENT NOTE

         Prior to the commencement of our October 2004 private placement, Meyers Associates, L.P., the placement agent in connection with our October 2004 private placement, issued to us a promissory note in the principal amount of $30,000 in exchange for our issuance to Meyers Associates of 3,000,000 shares of our common stock, which number of shares was equal to 30% of our capitalization immediately prior to the completion of our October 2004 private placement. We agreed to sell shares to Meyers Associates in exchange for the promissory note in order to induce Meyers Associates to serve as our placement agent in our October 2004 private placement and in certain possible future offerings.

         In accordance with the terms of the promissory note, such 3,000,000 shares will vest and be issued to Meyers Associates as follows: (A) 1,500,000 of such shares, or 50%, have vested and have been issued to Meyers Associates, and $15,000 principal amount of the promissory note, plus accrued but unpaid interest thereon, has become due and payable as a result (according to a letter from Meyers Associates, dated December 27, 2004, but received by us after January 18, 2005, however, Meyers Associates allocated 900,000 of these shares to itself, 375,000 of these shares to Bruce Meyers, Meyers Associates' President, 225,000 of these shares to Imtiaz Khan, Meyers Associates' Vice President). In a letter dated February 6, 2006, Meyers Associates further allocated its 900,000 shares as follows: (i) 537,500 to itself; (ii) 100,000 to Bruce Meyers, Meyers Associates President; (iii) 100,000 to Imtiaz Khan, Meyers Associates Vice President; (iv) 162,500 to individuals not affliliated with Meyers Associates; (B) an additional 500,000 shares, or 16.6%, will vest and be issued to Meyers Associates on our completion of a financing transaction in which Myers Associates represents us on or before May 13, 2006, resulting in gross proceeds to us of not less than $2,000,000, at which time an additional $5,000 principal amount of the promissory note, plus any accrued but unpaid interest thereon, will become due and payable as a result; and (C) an additional 1,000,000 shares, or 33.3%, will vest on our completion of a separate financing transaction in which Myers Associates represents us on or before May 13, 2006, resulting in gross proceeds to us of not less than $6,000,000, at which time an additional $10,000 principal amount of the promissory note, plus any accrued but unpaid interest thereon, will become due and payable as a result.

         The promissory note bears interest at a rate of 4% per annum and is payable in accordance with the schedule described above, but in no event later than August 20, 2005. $15,000 of the above-mentioned note was paid at the time of the Private Placement. In the event of a default under the promissory note that is not cured within the applicable cure period and in the event Meyers Associates fails to complete any financing referred to in clauses (B) and (C) in the immediately preceding paragraph within the time period set forth above, then in each such case the shares of our common stock that would otherwise have vested in Meyers Associates had such default or failure not occurred will immediately be forfeited and the principal amount of the promissory note will be reduced in an amount corresponding to the value of such shares. In the event we fail to give Meyers Associates the opportunity to exercise a required right of first refusal with respect to any future offering, the shares of our common stock that would otherwise have vested on consummation of such future offering will vest immediately in accordance with schedule described above on payment by Meyers Associates of the outstanding principal and any accrued but unpaid interest on the promissory note corresponding to such shares. In the event Meyers Associates is given the opportunity to exercise the right of first refusal with respect to any future offering but fails to exercise such right, then the shares of our common stock that would otherwise have vested on consummation of such future offering will be forfeited immediately and the then-outstanding principal balance of the promissory note corresponding to such shares, together with any accrued but unpaid interest thereon, will be cancelled immediately.

ISSUANCE OF WARRANT TO MEYERS ASSOCIATES.

         In connection with our October 2004 private placement, we also issued to Meyers Associates a warrant to purchase up to an aggregate of 2,382,372 shares of our common stock at an exercise price of $0.90 per share, which we issued to Meyers Associates on the consummation of our October 2004 private placement in partial payment of placement agent services rendered to us in connection with our October 2004 private placement. According to a letter from Meyers Associates, dated December 27, 2004, but not received by us until after January 18, 2005, and a letter dated February 2005, however, Meyers Associates allocated these warrants to certain parties for consulting, assisting or selling the October 2004 Private Placement. During December 2005, Meyers Associates further allocated its warrants. As of April 20, 2006, this warrant information is as follows:

                  o 787,960 of these warrants to itself. As the President of Meyers Associates, Bruce Meyers holds the voting and dispositive power with respect to the shares of our common stock owned by Meyers Associates;

                  o 690,888 of these warrants to Mr. Meyers, Meyers Associates' President;

                  o 441,180 of these warrants to Imtiaz Khan, Meyers Associates' Vice President;

                  o 44,118 warrants to Dr. Lawrence Helson, one of our consultants and a consultant to Meyers Associates during our October 2004 private placement;

                  o 19,411 warrants to Michael Hamblett, an affiliate of Starboard Capital Markets, LLC, a registered broker-dealer and member of the selling group that assisted Meyers Associates in our October 2004 private placement;

                  o 97,059 warrants to Max Communications, Inc., a member of the selling group that assisted Meyers Associates in our October 2004 private placement. As the President of Max Communications, Inc., Richard Molinsky holds the voting and dispositive power with respect to the shares of our common stock issuable to Max Communications on exercise of these warrants;

                  o 8,824 warrants to Starboard Capital Markets, LLC, a registered broker-dealer and member of the selling group that assisted Meyers Associates in our October 2004 private placement. As the Managing Director of Starboard Capital, James Dotzam holds the voting and dispositive power with respect to the shares of our common stock issuable to Starboard Capital on exercise of these warrants; and

                  o the remainder to certain other officers, employees and affiliates of Meyers Associates, all of whom are individuals.

FORFEITURE OF COMMON STOCK

         Under a forfeiture agreement, dated as of July 15, 2004, by and between us and Nino Partners, Nino Partners, of which Mr. Nino, one of our founders and our current Vice Chairman of the Board, is Managing Member, irrevocably forfeited 1,086,113 shares of our common stock which it owned. Such forfeited shares were cancelled, deposited into our treasury account and have been re-allocated as part of our authorized but unissued shares of common stock. Nino Partners agreed to enter into the forfeiture agreement in order to induce Meyers Associates to serve as placement agent in connection with our October 2004 private placement.

MASTER SERVICE AGREEMENT WITH ASCEND MOBILITY, INC.

         On January 30, 2002, we entered into a master service agreement with Ascend Mobility, Inc., under which Ascend agreed to provide certain management, technology, organization, financial and strategic growth consulting services to us in exchange for a fee of $150,000 and the issuance of 217,223 shares of our common stock, having an aggregate estimated fair value of approximately $1,000. Ascend is an affiliate of Ghassan Nino, our Vice Chairman of the Board. Under the terms of the master services agreement, Ascend agreed not to use or disclose any of our confidential information at any time. On October 31, 2003, Ascend contributed its 217,223 shares of our common stock, together with a related resale obligation, to its affiliate, Nino Partners, of which Ghassan Nino is the manager and principal member. This call right entitles us to repurchase from Nino Partners up to 108,611 shares of our common stock held by Nino Partners at a repurchase price of $2.20 per share at such time as we complete an equity financing having gross proceeds to us of at least $8.0 million, if ever. We irrevocably waived our call right in connection with our October 2004 private placement and all future offerings consummated by us.

         On April 8, 2003, the parties entered into an amended master service agreement, under which Ascend agreed to provide certain web site development and hosting and e-mail maintenance and monthly technical support in exchange for a fixed fee of $2,000 per month for an initial period of one year (subject to automatic renewals unless terminated by either party on at least 30 days' prior written notice), commencing as of April 8, 2003. The parties terminated the original master service agreement as of October 1, 2003. On October 31, 2003, we issued to Ascend a 5% subordinated convertible promissory note in the principal amount of $174,000 evidencing our obligation to pay such fees. The convertible promissory note was initially due and payable on December 31, 2003, but the maturity date of such note was extended to the consummation of the first $2,500,000 of our October 2004 private placement, under an extension and repayment agreement, dated as of July 15, 2004. We repaid this note in full out of the proceeds of our October 2004 private placement. On July 15, 2004, we terminated the master service agreement with Ascend.

MASTER SERVICE AGREEMENT WITH BIOGRESS, LLC

         On April 14, 2003, we entered into a master service agreement with Biogress, LLC, under which Biogress agreed to provide certain management, technology, organization, financial and strategic growth consulting services to us in exchange for a fixed fee of $20,000 per month and 217,223 shares of our common stock, having an aggregate estimated fair value of approximately $1,000. Ghassan Nino and Arthur Bollon are the sole equity owners of Biogress. Under the terms of the master services agreement, Biogress agreed not to use or disclose any of our confidential information at any time. These shares were subject to a call right which entitles us to repurchase from Biogress up to 108,611 shares of our common stock held by Biogress at a repurchase price of $2.20 per share at such time as we complete an equity financing having gross proceeds to us of at least $8.0 million, if ever. This call right expired on December 31, 2004.

         On October 1, 2003, the parties entered into an amended master service agreement, under which Biogress agreed to provide certain web site development and hosting and e-mail maintenance and monthly technical support in exchange for a fixed fee of $60,000 per year for an initial period of two years (subject to automatic renewals unless terminated by either party on at least 90 days' prior written notice), commencing as of October 1, 2003. On October 31, 2003, we issued to Biogress a 5% subordinated convertible promissory note in the principal amount of $180,000 evidencing our obligation to pay such fees. The convertible promissory note was initially due and payable on December 31, 2003, but the maturity date of such note was extended to the consummation of our October 2004 private placement, under an extension and forbearance agreement, dated as of July 15, 2004. Biogress may from time to time, in its sole discretion, convert all or a portion of its note into shares of our capital stock of the same class or series issued by us in an equity financing in which we sell and issues shares of preferred stock and obtain aggregate proceeds of at least $1.0 million.

         We repaid $75,000 of the convertible promissory note issued out of the proceeds of our October 2004 private placement. under the terms of the extension and forbearance agreement, Biogress agreed to forgive and forbear the remaining $105,000 of the convertible promissory note we issued to Biogress and all accrued but unpaid interest on the note. On July 15, 2004, we terminated the master service agreement with Biogress.

         We believe the terms of each of the agreements listed above in this "Certain Relationships and Related Transactions" section were on terms as favorable as could have been obtained from unrelated third parties.

INDEMNIFICATION AGREEMENTS

         The Company has entered into indemnification agreements with each of Mr. Nino, Dr. Bollon, Mr. Haeussler, Mr. Baron, Dr. Mittemeyer, Mr. Rosenblum and Mr. Comer under which it has agreed to indemnify each of such individuals from and against all claims that may be brought against them as a result of their position as a member of our Board of Directors.

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

3.2 Certificate of Amendment of the Certificate of Incorporation of HemoBioTech, Inc. (1)

3.3          By-Laws of HemoBioTech, Inc. (1)

4.1          Form of Warrant to Purchase Common Stock. (1)

4.2          Form of 10% Convertible Unsecured Promissory Note. (1)

9.1 Voting Agreement, dated as of July 15, 2004, by and among Ghassan Nino, Nino Partners, LLC and Biogress LLC, as acknowledged by HemoBioTech, Inc. and Arthur Bollon. (1)

Exhibit No.  Description Of Exhibit

10.1         2003 Stock Option/Stock Issuance Plan. (1)

10.2 Registration Rights Agreement, dated as of October 27, 2004, between HemoBioTech, Inc. and Meyers Associates, L.P., as agent for the purchasers named therein. (1)

10.3 Employment Agreement, dated as of October 6, 2003, by and between Arthur Bollon and HemoBioTech, Inc., as amended by Letter Agreements, dated as of July 15, 2004, January 3, 2005, and April 6, 2005, by and between Arthur Bollon and HemoBioTech, Inc. (2)

10.4 Employment Agreement, dated as of December 14, 2003, by and between Mario Feola and HemoBioTech, Inc., as amended by a Letter Agreement, dated as of July 15, 2004, by and between Mario Feola and HemoBioTech, Inc. (1)

10.5 Employment Separation and Release Agreement, dated as of July 15, 2004, by and between HemoBioTech, Inc. and Ghassan Nino. (1)

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

21.1         Subsidiaries of HemoBioTech, Inc. (1)

31.1         Certification of Principal Executive Officer.

31.2         Certification of Principal Financial Officer.

Exhibit No.  Description Of Exhibit

32.1 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. (5)

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

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on January 20, 2006.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S FEES

         The following table shows the fees paid or accrued by the Company for audit and other services provided by Eisner LLP, the Company's independent registered public accounting firm, for the years ended December 31, 2005 and 2004.

    YEAR       AUDIT FEES (1)      AUDIT-RELATED FEES (2)      TAX FEES (3)       ALL OTHER FEES       TOTAL FEES
    2005           $55,000                   $0                     $0                  -                $55,000
    2004           $25,000                   $0                     $0                  -                $25,000


(1) "Audit Fees" consist of fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

PRE-APPROVAL POLICIES AND PROCEDURES

         Applicable SEC rules require the Audit Committee to pre-approve audit and non-audit services provided by our independent registered public accounting firm. On November 18, 2005, our Audit Committee began pre-approving all services by Eisner LLP and has pre-approved all new services since that time.

         The Audit Committee pre-approves all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. The Audit Committee does not delegate the Audit Committee's responsibilities under the Exchange Act to the Company's management. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to grant pre-approvals of audit services of up to $25,000; provided that any such pre-approvals are required to be presented to the full Audit Committee for ratification at its next scheduled meeting. The Audit Committee has determined that the rendering of the services other than audit services by Eisner LLP is compatible with maintaining Eisner's independence.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HemoBioTech, Inc.
                                         (Registrant)

                                         By:

                                         /s/ Arthur P. Bollon
                                         -----------------------------------
                                         Arthur P. Bollon, Ph.D.
                                         Chairman of the Board
                                         President, and Chief Executive Officer
                                         Principal Executive Officer

                                         /s/ Mark  J. Rosenblum
                                         -----------------------------------
                                         Mark  J. Rosenblum, CPA
                                         Chief Financial Officer and Secretary
                                         Principal Financial Officer

Dated: April 28, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signatures                             Title                              Date
/s/ Arthur P. Bollon                Chairman of the Board, President            April 28, 2006
--------------------------------    and Chief Executive Officer
Arthur P. Bollon, Ph.D.


/s/ Mark J. Rosenblum               Chief Financial Officer and                 April 28, 2006
--------------------------------    Secretary
Mark J. Rosenblum, CPA


/s/ Robert Baron                    Director                                    April 28, 2006
--------------------------------
Robert Baron


/s/ Robert Comer                    Director                                    April 28, 2006
--------------------------------
Robert Comer


/s/ Walter Haussler                 Director                                    April 28, 2006
--------------------------------
Walter Haussler, Esq.


/s/ Lt. Gen. Bernhard Mittemeyer    Director                                    April 28, 2006
--------------------------------
Lt. Gen. Bernhard Mittemeyer, M.D.


/s/ Ghassan Nino                    Director                                    April 28, 2006
--------------------------------
Ghassan Nino, CPA, CMA