Form 10QSB
period 2006-03-31
HEMOBIOTECH INC
filed 2006-05-15
CIK 1301348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)
         14221 DALLAS PARKWAY, SUITE 1400
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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of May 9, 2006, the registrant had outstanding 14,054,399 shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                HEMOBIOTECH, INC.
                          (a development stage company)

                                TABLE OF CONTENTS


                                                                            Page
PART I -- FINANCIAL INFORMATION                                                2
   ITEM I. -- Financial Statements                                             2

       Condensed Balance Sheets                                                2
       Condensed Statements of Operations                                      3
       Condensed Statements of Changes In Stockholders' Equity                 4
       Condensed Statements of Cash Flows                                      5
       Condensed Notes to Financial Statements                                 6
   ITEM 2. -- Management's Discussion and Analysis or Plan of Operations      14
   ITEM 3. -- Controls and Procedures                                         19
PART II -- OTHER INFORMATION                                                  20
           SIGNATURES                                                         22
   Exhibit Index                                                              23
   Exhibit 31.1                                                               24
   Exhibit 31.2                                                               25
   Exhibit 32.1                                                               26
   Exhibit 32.2                                                               27

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical  matters.  You can generally  identify forward looking  statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission (the "SEC"). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in our Annual Report on Form 10-KSB, file with the SEC on March 30, 2006, under the caption "Risk Factors," all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

                         PART I -- FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                                HEMOBIOTECH, INC.
                          (a development stage company)

                            CONDENSED BALANCE SHEETS


                                                                          MARCH 31,       DECEMBER 31,
                                                                             2006             2005
                                                                         (Unaudited)
ASSETS:
CURRENT ASSETS:
    Cash                                                                 $ 2,556,000      $ 1,259,000
    Prepaid expenses                                                         232,000           42,000
                                                                         -----------      -----------
           Total current assets                                            2,788,000        1,301,000
    Equipment, net                                                            14,000           11,000
                                                                         -----------      -----------
                                                                         $ 2,802,000      $ 1,312,000
                                                                         ===========      ===========
LIABILITIES:
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                $   395,000      $   360,000
    Accrued interest payable                                                  13,000           20,000
    Convertible notes payable                                                137,000          337,000
                                                                         -----------      -----------
           Total current liabilities                                     $   545,000      $   717,000
                                                                         -----------      -----------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 55,000,000 shares authorized,
13,515,996 shares issued and outstanding as of March 31, 2006
and 11,638,040 shares issued and outstanding as of December 31, 2005     $    14,000      $    12,000
Additional paid-in capital                                                 8,146,000        6,155,000
Unearned compensation                                                         (6,000)          (7,000)
Deficit accumulated during the development stage                          (6,112,000)      (5,565,000)
Common shares payable (128,264 shares)                                       215,000
                                                                         -----------      -----------
           Total stockholders' equity                                      2,257,000          595,000
                                                                         -----------      -----------
                                                                         $ 2,802,000      $ 1,312,000
                                                                         ===========      ===========


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                HEMOBIOTECH, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                 October 31, 2001
                                               Three Months Ended                   (Inception)
                                                    March 31                          through
                                                                                     March 31,
                                           2006                  2005                  2006
                                       -----------           -----------         ----------------
Revenue
Operating expenses:
     Research and development              148,000                29,000               697,000
     General and
          administrative                   372,000               222,000             3,398,000

Other income (expenses)
     Interest expense                       46,000               523,000             2,102,000
     Interest income                       (19,000)              (12,000)              (85,000)
                                       -----------           -----------           -----------
Net loss                                  (547,000)             (762,000)           (6,112,000)
                                       ===========           ===========           ===========
Basic and diluted loss
     per common share                  $      (.04)          $      (.08)
                                       ===========           ===========
Weighted average number
     of shares outstanding
     basic and diluted                  13,120,146            10,093,550
                                       ===========           ===========


                  See Notes to Condensed Financial Statements.

                                HEMOBIOTECH, INC
                          (a development stage company)
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                          COMMON         AMOUNT      ADDITIONAL      UNEARNED        DEFICIT          COMMON         TOTAL
                          SHARES                      PAID -IN     COMPENSATION    ACCUMULATED        SHARES
                                                       CAPITAL                     DURING THE        PAYABLE
                                                                                   DEVELOPMENT
                                                                                      STAGE
     BALANCE
December 31, 2005       11,638,040      $12,000      $6,155,000      $(7,000)      $(5,565,000)          --        $  595,000
 Net Loss for the
   period                                                                             (547,000)                      (547,000)
Amortization                                                           1,000                                            1,000
Stock based
   compensation -
   board of
   advisors                                              12,000                                                        12,000
Stock based
   compensation-
   employees and
   directors                                             54,000                                                        54,000
Conversion of
   notes payable
   into common
   stock                                                 38,000                                      $215,000         253,000
Exercise of
   warrants, net
   of expenses of
   $101,000              1,877,956        2,000       1,887,000         --                --             --         1,889,000
                        ----------      -------      ----------      -------       -----------       --------      ----------
     BALANCE
   March 31, 2006
   (unaudited)          13,515,996      $14,000      $8,146,000      $(6,000)      $(6,112,000)      $215,000      $2,257,000
                        ==========      =======      ==========      =======       ===========       ========      ==========

                                HEMOBIOTECH, INC.
                          (a development stage company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                     THREE MONTHS ENDED         OCTOBER 3, 2001
                                                                          MARCH 31,               (INCEPTION)
                                                                                                    THROUGH
                                                                    2006             2005        MARCH 31, 2006
                                                                -----------      -----------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $  (547,000)     $  (762,000)     $(6,112,000)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Fair value of options and
           compensatory stock                                        86,000             --            442,000
         Beneficial conversion feature - interest expense            38,000           38,000
         Notes Issued for services - related party                     --               --            354,000
         Expenses paid by stockholder                                  --               --             14,000
         Amortization of deferred financing costs                      --            256,000        1,023,000
         Amortization of debt discount                                 --            211,000          789,000
         Depreciation                                                 1,000             --              3,000
         Contribution of salary                                                         --             11,000
         Changes in:
             Accounts payable and accrued expenses                   15,000            2,000        1,057,000
             Accrued interest                                         8,000           56,000          150,000
             Prepaid expenses                                      (190,000)          29,000         (232,000)
                                                                -----------      -----------      -----------
    Net cash used in operating activities                          (589,000)        (208,000)      (2,463,000)
                                                                -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                               (3,000)           (1000)         (16,000)
                                                                -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceed from issuance of common stock and debt                     --               --          3,767,000
Payment of Notes                                                       --               --           (621,000)
Exercise of warrants, net                                         1,889,000             --          1,889,000
                                                                -----------      -----------      -----------
    Net cash provided by financing activities                     1,889,000             --          5,035,000
                                                                -----------      -----------      -----------
INCREASE (DECREASE) IN CASH                                       1,297,000         (209,000)       2,556,000
Cash - beginning of period                                        1,259,000        3,086,000                0
                                                                -----------      -----------      -----------
CASH - END OF PERIOD                                              2,556,000      $ 2,877,000      $ 2,556,000
                                                                ===========      ===========      ===========
SUPPLEMENTARY CASHFLOW INFORMATION:
INTEREST PAID:                                                         --               --             97,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrued salary exchanged for Note                                    --               --        $   150,000
  Employees/stockholders contribution of salary                        --               --        $   564,000
  Stockholders contribution of convertible note payable
      and related interest                                             --               --        $   280,000
  Conversion of carrying value of convertible notes payable
  and accrued interest into common stock                        $   215,000             --        $ 1,787,000


                  See Notes to Condensed Financial Statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- THE COMPANY

We were founded in 2001 as "HemoBioTech, Inc.," a Texas corporation. In 2003, we incorporated a sister corporation named "HemoBioTech, Inc.," in the state of Delaware. On December 1, 2003, HemoBioTech, Inc. (Texas) was merged with and into HemoBioTech, Inc., (Delaware), with HemoBioTech, Inc. (Delaware) as the surviving entity.

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

NOTE B -- BASIS OF PRESENTATION

The interim financial statements presented are unaudited but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal years. The interim financial statements should be read in connection with the audited financial statements for the year ended December 31, 2005.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $6,112,000 for the period through March 31, 2006, and has been dependent on funding operations through the private sale of convertible debt and equity securities. At March 31, 2006, the Company had $2,556,000 in cash. Management believes that current cash resources will be sufficient to fund operations for the next twelve months. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing expenditures.

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

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               2006           2005
                                               ----           ----
         Options                            1,573,415       1,129,387
         Convertible notes*                    68,409       2,647,080
         Warrants                           5,858,576       7,676,532
                                            ---------      ----------
         Total                              7,500,400      11,452,999

* Note conversions will use the market price of the company's common shares. At March 31, 2006 and 2005, the closing price of the company's stock was $2.20 and $.85 per share respectively.

[2] STOCK -BASED COMPENSATION:

Effective January 1, 2006, the Company has adopted SFAS No. 123 (Revised 2004), Share Based Payment, which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No.
123(R) supersedes the Company's previous accounting under SFAS No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's 2003 Stock Option/Stock Issuance Plan (the "Option Plan") and all options granted outside the Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123R based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company's condensed consolidated financial statements, as of and for the three months ended March 31, 2006, reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R).

As a result of adopting Statement 123(R) on January 1, 2006, the company's net loss for the three months ended March 31, 2006, is $54,000 higher than if it had continued to account for share-based compensation under APB No. 25.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of Statement 123 to options granted under the company's stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                                  2005
                                                                  ----

     Net Loss, as reported                                      (762,000)

           Add: Stock-based employee compensation
           expense included in reported net income, net
           of related tax effects                                 (7,000)

           Deduct: Total stock-based employee
           compensation expense determined under fair
           value based method for all awards, net of
           related tax effects                                      --
                                                               ---------
     Pro Forma Net Loss                                        $(769,000)
           Net loss per common share:
                  as reported                                  $    (.08)
                  pro forma                                    $    (.08)

The weighted-average fair values at date of grant for options granted during the three months ended March 31, 2005 was $0.74. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                           2005
                                                           ----

             Expected life in years                        5-10
             Interest rate                            4.16% - 4.33%
             Volatility                                    80%
             Dividend yield                                 0%


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

[4] DEFERRED FINANCING COSTS:

Deferred financing costs include costs attributable to issuing convertible notes in the amount of $1,023,000 and such costs were amortized to interest expense over the term of convertible notes through October 27, 2005.

NOTE D -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                           MARCH 31, 2006      DECEMBER 31, 2005
                                           --------------      -----------------
Professional fees                             $292,000              $288,000
Damages                                         38,000                40,000
Other                                           65,000                32,000
                                              --------              --------
Total                                         $395,000              $360,000

NOTE E -- AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SERVICE CENTER ("TTU")

On January 22, 2002, the Company entered into an exclusive license agreement with TTU with respect to receiving certain patented rights. The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTU (subject to anti-dilution protection). In addition, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTU technologies. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations. The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. As of December 31, 2005, such approval had not been obtained. In addition, the Company has agreed to reimburse TTU for all intellectual property protection costs and patent maintenance fees. On May 20, 2004, TTU agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock. Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations.

In addition, in July 2002, the Company entered into a sponsored research agreement with TTU for the period September 1, 2002 through August 31, 2006, subject to a two-year extension to be mutually agreed on by the parties in the second year of the agreement and prior to December 31, 2006. The agreement may be terminated by either party on 90 days written notice. In November 2004, the Company agreed to fund the next phase of its research under the sponsored research agreement through November 30, 2005 for a fixed fee of approximately $231,000, which was paid in December 2004.

In January 2006, the Company entered into a Stage Three Sponsored Research Agreement with Texas Tech University for the period January 1, 2006, to December 31, 2006. In connection therewith, the Company made an initial payment of approximately $287,000 which is being amortized over the period of the research. Additional payments may be made to TTU under the agreement based on mutually agreed upon budgets.

NOTE F -- STOCKHOLDERS' EQUITY

[1] PRIVATE PLACEMENT:

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

Based on negotiations with the placement agent, the Company agreed to a fair value for the Common Stock of $.85 per share and calculated the fair value of each warrant to be $.53 using the Black-Scholes option pricing model. Prior to the revision in the method of valuing the common stock, the Company used Black-Scholes to value both common stock and warrants. The gross proceeds from the sale of each unit were allocated based on the relative fair values to each of the components.

                  Convertible notes payable          $  31,000
                  Common stock                          31,000
                  Warrants                              38,000
                                                     ---------
                      Total                          $ 100,000

Based on the allocation of the relative fair values to the components of the private placement offering, the debt discount was calculated to be $855,000, which is being amortized as expense to interest expense over the term of the notes.

At the time of the Company's next financing, the Company will determine if a beneficial conversion feature exists. The beneficial conversion feature will be determined by the Company by comparing the number of shares that would be received pursuant to the conversion price at the time of the next financing compared with the number that would have been received based on the then fair value of the shares. No beneficial conversion feature existed at the date of conversion since the conversion price was greater than the then share value of the stock at issuance date of the Notes.

Through October 27, 2005, an aggregate of $1,540,000 principal amount of Notes and approximately $97,000 accrued but unpaid interest thereon were converted into an aggregate of 1,544,490 shares of the Company's common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. Effective October 27, 2005, holders of $337,500 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company paid the remaining outstanding balance of $372,500 aggregate principal amount of Notes, together with approximately $97,000 of accrued interest thereon, to holders of Notes that had not converted their Notes into shares of Company common stock on or prior to October 27, 2005.

During the first quarter of 2006, an aggregate of $200,000 principal amount of Notes and approximately $15,000 accrued but unpaid interest thereon were converted into an aggregate of 128,264 shares of the Company's common stock, at conversion prices ranging from $1.53 to $1.96 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. In connection therewith, the Company recorded a charge of approximately $38,000 as interest expense representing the difference between the conversion price and the market price at date of conversion. See Note [G] for the conversion and repayment of remaining balance of approximately $138,000 at March 31, 2006.

[2] STOCK WARRANTS

In connection with the private placement, the Company issued 5,294,160 Class A warrants exercisable at $1.06 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants are subject to redemption, at the Company's sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equals or exceeds $2.12 for a period of at least 20 consecutive trading days at a redemption price of $.001 per warrant.

In connection with the private placement, the placement agent was granted a warrant to purchase 2,382,372 shares of common stock at an exercise price of $.90 per share, exercisable for five years from the effective date of a registration statement to be filed on behalf of investors in the offering. The placement agent was granted "piggyback" registration rights with respect to the shares underlying this warrant. The warrants are subject to redemption, at the Company's sole option, after one year from the date of effectiveness of the registration statement covering the resale of shares of common stock underlying the warrants if the common stock price equals or exceeds $2.12 for a period of at least 20 consecutive trading days, at a redemption price of $.001 per warrant.

On July 28, 2005, and September 13, 2005, the Company granted 50,000 and 10,000 warrants, respectively to service providers. In connection therewith, the Company valued the warrants using Black-Scholes option pricing model and recorded a charge of $34,000.

At March 31, 2006, the Company had the following warrants outstanding:

                                                                NUMBER OF SHARES
                         EXERCISE PRICE    EXPIRATION DATE          RESERVED
                         --------------    ---------------          --------

Class A                       $1.06             May 13, 2010       3,416,204
Placement Agent                 .90             May 13, 2010       2,382,372
Other                          1.00            July 28, 2009          50,000
Other                          1.06       September 13, 2009          10,000
-----                         -----       ------------------       ---------
Total                                                              5,858,576

During the First Quarter of 2006, holders of 1,877,956 Class A Warrants were exercised at the exercise price of $1.06 per share, and the Company received net proceeds of approximately $1,889,200.

See NOTE [G] for additional exercises.

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

During the year ended December 31, 2004, in connection with the change in status of an option holder from a member of the Board of Advisors to Director, the Company recorded deferred stock compensation of $13,000, representing the difference between the exercise price and the market value of the Company's common stock on the date such stock option holder's status was changed. Deferred compensation is included as a component of stockholders' equity (capital deficiency) and is being amortized to expense over the remaining vesting period of the stock options. Such amortization expenses were $1,000 and $6,000 for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech(TM). The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to certain vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $141,000 in 2005. The Company will record additional charges as and when the options vest at the then face value.

Additional information on shares subject to options is as follows:

At March 31, 2006, 55,753 options were available for grant under the Plan. The following table presents information relating to stock options under the Plan as of March 31, 2006.


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                   2006                       2005
                                                   ----                       ----
                                                 WEIGHTED                   WEIGHTED
                                                 AVERAGE                    AVERAGE
                                                 EXERCISE                   EXERCISE
                                                  PRICE                       PRICE
                                                 ---------                  ---------
                                           Shares                     Shares
Options outstanding at beginning of      1,535,915     $   0.29     1,119,387     $   0.23
  period
Granted                                     37,500     $   2.22        10,000     $   0.85

Options outstanding at end of period     1,573,415     $   0.34     1,129,387     $   0.23
Options exercisable at end of period     1,096,597     $   0.32       697,923     $   0.24
Options vested or expected to vest       1,573,415                  1,129,387

                                                      MARCH 31, 2006
                            OPTIONS OUTSTANDING                            OPTIONS  EXCERCISABLE
                            -------------------                            -------  ------------
                                           WEIGHTED        WEIGHTED                         WEIGHTED
                                           AVERAGE          AVERAGE                         AVERAGE
   RANGE OF                                EXERCISE        REMAINING                        EXERCISE
EXERCISE PRICE           SHARES              PRICE       LIFE IN YEARS    SHARES             PRICE
--------------           ------              -----       -------------    ------             -----

@$0.18 - 0.20           1,325,055          $   0.19          5.52       $  960,158              0.19

@$0.85 - 0.94             178,360              0.85          8.61           86,439              0.86

@$1.06 - 1.17              20,000              1.07          8.91           12,500              1.08

@$2.15 - 2.42              50,000              2.21          9.44           37,500              2.21
                       ----------          --------          ----       ----------          --------

                        1,573,415          $   0.34           6.0        1,096,597          $   0.24
                       ==========          ========          ====       ==========          ========
Aggregate
intrinsic value        $2,929,000                                       $2,061,000
                       ==========                                       ==========

As of March 31, 2006, there was $84,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of
1.9 years.

The weighted-average fair values at date of grant for options granted during the three-month period ended March 31, 2006 and 2005 were $1.82 and $0.74 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          2006                2005
                                          ----                ----
          Expected life in years          5-10                5-10
          Interest rate                   4.86%          4.16% - 4.33%
          Volatility                       80%                80%
          Dividend yield                   0%                  0%


[G] SUBSEQUENT EVENTS

During April 2006, holders of the Company's Class A Warrants exercised 395,591 warrants held by them for an aggregate consideration of approximately $419,000.

During April 2006, holders of aggregate of $25,000 principal amount of our Notes and approximately $3,000 accrued but unpaid interest requested the conversion of their Notes and interest into common shares in accordance with amendments to the original terms of the Notes permitting such conversion. The conversion prices ranged from $1.87 to $1.91 per share, aggregating to approximately 14,500 shares of the Company's common stock. In connection herewith the Company will record a charge representing the difference between the conversion price and the market price at conversion.

On April 27, 2006, the Company paid the remaining outstanding balance of approximately $113,000 aggregate principal amount of Notes, together with approximately $12,000 of accrued interest thereon, to holders of Notes that had not converted their Notes into shares of Company common stock on or prior to April 27, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS

We were founded in 2001 as "HemoBioTech, Inc.," a Texas corporation. In 2003, we incorporated a sister corporation named "HemoBioTech, Inc." in the State of Delaware. On December 1, 2003, HemoBioTech, Inc. was merged with and into HemoBioTech, Inc., with HemoBioTech, Inc. as the surviving entity.

We are primarily engaged in the research and development of human blood substitute technology exclusively licensed from Texas Tech University Health Services Center, although in 2003, 2004, 2005 and in the three months ended March 31, 2006, most of our working capital was used to pay for general and administrative costs, salaries, legal and accounting fees and the cost of raising money. After reviewing the blood substitute technology developed by researchers at Texas Tech, in January 2002 we licensed from Texas Tech the exclusive rights to various alternative compositions of HemoTech(TM), a novel blood substitute that is based on hemoglobin (which is the key protein in red blood cells that carries oxygen) of both bovine (cow) and human origin, as well as methods for its production and use. What makes HemoTech(TM) a novel potential blood substitute product is the fact that it is comprised of hemoglobin that has been isolated from bovine blood and then chemically modified to make the product non-toxic. We also have an agreement with Texas Tech that any patent issuing from its patent application relating to the induction of erythropoiesis (which is the production of red blood cells by the body) will be included under our exclusive license with Texas Tech. In addition to our license and patent agreement with Texas Tech, we entered into a sponsored research agreement with Texas Tech in July 2002, under which we are entitled to use certain of Texas Tech's production and research and development facilities in Lubbock, Texas.

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

RECENT DEVELOPMENTS

During April 2006, holders of the Company's Class A Warrants exercised 395,591 warrants held by them for an aggregate consideration of approximately $419,000, and in connection therewith they were issued an aggregate of 395,591 shares of HemoBioTech common stock. The Warrants were originally received as part of an October 2004 private placement by HemoBioTech. HemoBioTech filed a registration statement with the SEC covering the resale of the shares of common stock issued.

During April 2006, holders of aggregate of $25,000 principal amount of our Notes and approximately $3,000 accrued but unpaid interest requested the conversion of their Notes and interest into common shares in accordance with amendments to the original terms of the Notes permitting such conversion. The conversion prices ranged from $1.87 to $1.91 per share, aggregating to approximately 14,500 shares of the Company's common stock. In connection therewith the Company will record a charge representing the difference between the conversion price and the market price at conversion.

On April 27, 2006, the Company paid the remaining outstanding balance of approximately $113,000 aggregate principal amount of Notes, together with approximately $12,000 of accrued interest thereon, to holders of Notes that had not converted their Notes into shares of Company common stock on or prior to April 27, 2006.

On April 21, 2006, the company had a Pre-IND meeting with the FDA to address the preparation of a U.S. IND for HemoTech(TM).

RESEARCH AND DEVELOPMENT OF HEMOTECH(TM)

HemoTech(TM) is currently our only potential product. We expect that the remaining production, development, testing and FDA approval of HemoTech(TM), if ever, will occur over a period of approximately five to six years. In other words, assuming we are able to progress through each phase of clinical trials efficiently and without significant delay, we believe we could obtain FDA approval of HemoTech(TM) by mid-2011, and possibly even earlier, although there is no guarantee that we will meet this timetable.

HemoTech(TM) must undergo several major stages of production, development, and clinical testing before being in a position to submit its NDA application to the FDA, as follows:

     o PRODUCTION OF HEMOTECH(TM). In order to produce HemoTech(TM) for Phase I U. S. clinical trials, we must complete certain upgrades of the current HemoTech(TM) production facilities located at Texas Tech. The initial stage of these upgrades was completed during the second quarter of 2005. Additional necessary upgrades are planned for 2006. Some of these upgrades and initiation of production are contemplated by our Stage 3 sponsored research agreement with Texas Tech. We paid $287,000 to Texas Tech on January 12, 2006, when we entered into our Stage 3 sponsored research agreement. We anticipate that these additional upgrades will be finished in 2006, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials, unexpected costs associated with construction and our ability to raise sufficient capital in order to complete such upgrades.

     o PREPARATION AND SUBMISSION OF U.S. IND APPLICATION. We started preparing our U.S. IND application on December 13, 2004, when we entered into our Phase 2 sponsored research agreement with Texas Tech. Under our Phase 2 sponsored research agreement, Texas Tech has agreed to assist us in preparing our U.S. IND application by providing certain services, including converting information contained in the European IND application into digital format and analyzing our proposed Phase I U.S. clinical trial testing procedures, to be set forth in our U.S. IND application. To further implement the preparation of the IND application, the Company had a Pre-IND meeting with the FDA on April 21, 2006. As a result of that meeting, the company expects to submit the US IND during 2007 at a cost of approximately $500,000 or greater, although there can be no assurance that we will meet this deadline or budgeted amount.

     o PHASE I OF OUR U.S. CLINICAL TRIALS. A Phase I US clinical trial for HemoTech(TM) will commence subsequent to the acceptance of the IND application. We estimate that our Phase I clinical trials (including the costs of doing additional research and development of HemoTech(TM) during our Phase I U. S. clinical trials and the operational and overhead costs that we will incur during our Phase I U.S. clinical trials) could cost approximately $10.0 million, although the final cost could be more or less than this estimate, which includes the following:

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

             o approximately $1.6 million for research and development costs that we expect to incur during our Phase I U. S. clinical trials; and approximately $2.0 million for the initial modification of the HemoTech(TM) production facility in preparation for our Phase II U. S. clinical trials.

We expect that our Phase I U. S. clinical trials would take approximately six to nine months to complete from the date we start such trials, though such trials could take significantly longer to complete, depending on, among other things, the rate of production of HemoTech(TM) and the availability of patients. We estimate that we will be required to raise approximately $10 to 15 million over the next nine to ten months in order to fund our Phase I U.S. clinical trials from start to finish and to cover the related expenses described above. If submission or acceptance of our U.S. IND application is delayed for any reason, and if we are unable to raise such additional capital in a timely manner, commencement of our Phase I U. S. clinical trials would also be delayed.

     o PHASE II OF OUR U.S. CLINICAL TRIALS. A Phase II Clinical trial could commence subsequent to a successful Phase I trial. We estimate that our Phase II U. S. clinical trials (including the costs of doing additional research and development of HemoTech(TM) during our Phase II U. S. clinical trials and the operational and overhead costs that we will incur during our Phase II U. S. clinical trials) will cost approximately $20.0 million, which includes the following:

             o approximately $4.0 million for additional upgrades to the HemoTech(TM) production facility and the further production of HemoTech(TM);

             o   approximately   $4.0   million  for  the  further   testing  of
                 HemoTech(TM) and related activities;

             o approximately $4.5 million for personnel, administrative, and operational expenses that we expect to incur during our Phase II U. S. clinical trials;

             o approximately $2.5 million for legal, accounting, consulting , technical and other professional fees that we expect to incur during our Phase II U. S. clinical trials; and

             o approximately $2.5 million for research and development costs that we expect to incur during our Phase II U. S. clinical trials.

We expect that our Phase II U. S. clinical trials could be completed within approximately eight to ten months from the date we start such trials, though such trials could take significantly longer to finish, depending on, among other things, the timely completion of necessary upgrades to the HemoTech(TM) production facility and the availability of patients. If commencement or completion of our Phase I U. S. clinical trials are delayed for any reason, or if we are unable to raise sufficient funds to begin our Phase II U. S. clinical trials immediately following completion of our Phase I U. S. clinical trials, our Phase II U. S. clinical trials will be delayed.

     o PHASE III OF OUR U.S. CLINICAL TRIALS. A Phase III Clinical trial could commence subsequent to a successful Phase II trial. At such time, and in order to cut the costs of conducting and completing our Phase III U.
         S. clinical trials by approximately 50%, we anticipate that we will seek to enter into a partnership with a biopharmaceutical company that has expertise in the production and marketing of biological products, although there can be no assurance that we will be able to do so. Alternatively, if we are not able to enter into such a partnership, we may seek to enter into a manufacturing arrangement with an experienced pharmaceutical manufacturer, under which such manufacturer would produce HemoTech(TM), which would significantly reduce the costs of our Phase III U. S. clinical trials by eliminating the need to build a production facility that meets the FDA's standards for Phase III U. S. clinical trials. If we are not able to enter into a partnership or find a manufacturer that is willing to manufacture HemoTech(TM) for us, we may be required to perform all aspects of the Phase III U. S. clinical trials independently. In this case, we estimate that our Phase III U.
         S. clinical trials (including the costs of doing additional research and development of HemoTech(TM) during our Phase III U. S. clinical trials and the operational and overhead costs that we will incur during our Phase III U. S. clinical trials) could cost approximately $195.0 million, which includes the following:

             o approximately $100.0 million to build a production facility for HemoTech(TM) that is suitable for such advanced testing and that meets the standards of the FDA as a product testing facility;

             o   approximately   $70.0  million  for  the  further   testing  of
                 HemoTech(TM) and related activities;

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

We expect that our Phase III U. S. clinical trials could be finished within 15-18 months from the date we start such trials, though such trials could take significantly longer to complete, depending on, among other things, the timely completion of a suitable production facility for HemoTech(TM) and the availability of patients. If we are unable to partner with a pharmaceutical company, we estimate that we will be required to raise the approximately $200 million (or such lesser amount as may be required if we are successfully able to enter into a partnership) that we will need in order to fund our Phase III U.S. clinical trials from start to finish and to cover the related expenses described above. We would seek to raise this amount after we have commenced our Phase II
U. S. clinical trials. If commencement or completion of our Phase II U. S. clinical trials is delayed for any reason, or if we are unable to raise sufficient funds to begin our Phase III U. S. clinical trials immediately following completion of our Phase II U. S. clinical trials, our Phase III U. S. clinical trials will be delayed.

The estimated costs of each of the phases of our clinical trials set forth above represent our best estimate of such expenses based on, among other things, current economic conditions and availability of materials and personnel. Since many of these phases will not even be commenced by us for another two to five years, we cannot offer any assurance that such estimates will reflect the actual amounts that we may be required to incur during each phase of our clinical trials based on, among other things, then-current economic conditions, availability of materials and personnel, and other factors that may be relevant at the time. The amounts we may actually be required to expend during any phase of our clinical trials may be significantly more than the amounts estimated by us above.

If our clinical trials are successful and we are able to meet the timelines set forth above, it is possible that an NDA could be approved by the FDA as early as 2010, although there can be no assurance that an NDA would be approved by such time, if ever. There can also be no assurance that we will be able to complete our clinical trials under the schedule described above, or ever, or that we will be able to develop a viable and marketable human blood substitute, even if we are able to complete our clinical trials. Further, we do not expect to generate any revenues until after such time as HemoTech(TM) has received FDA approval, if ever.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through March 31, 2006. Through the third quarter of 2004, our efforts were principally devoted to evaluating the HemoTech(TM) technology, negotiating and entering into our license agreement and sponsored research agreements with Texas Tech, hiring employees and consultants, establishing our Board of Advisors, developing a business plan, raising capital, and engaging in other organizational and infrastructure development. Until the consummation of our October 2004 private placement, we did not have the financial resources to engage in any significant research and development activities.

Total expenses, and thus our losses, totaled $6,112,000 from October 3, 2001 (inception) through March 31, 2006. Such losses included $3,454,000 in 2005, and $547,000 for the three months ended March 31, 2006.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Total expenses, and thus our losses, for the three months ended March 31, 2006, were $547,000 compared with $762,000 for the same period a year ago resulting from significantly lower interest costs, offset by somewhat higher general administrative and research costs.

Net interest costs were approximately $484,000 lower due to amortizations of debt issue and debt discount ($256,000 and $211,000 respectively) costs incurred during the first three months of 2005 that do not repeat in the 2006 period. Total amortization of these costs was completed during 2005. Interest costs relating to our 10% Convertible Promissory Notes was lower for the 2006 period as a significant portion of these notes were either converted to common stock or paid during 2005 (see Liquidity and Capital Resources section below). Interest cost for the 2006 period includes a beneficial conversion feature of $38,000 related to $200,000 principal value of those notes, which represents the difference between the conversion price and the market price at the date of conversion.

General and Administrative costs were $372,000 for the three months ended March 31, 2006, an increase of $150,000 compared with the same period in the prior year. This increase results from the company implementation of SFAS 123(R), "stock based compensation" resulting in a charge to general and administrative expenses of approximately $54,000, and increased salary and related costs, combined with higher office expenses compared to the same period a year ago.

Research and Development expenses were $148,000 for the 2006 period, an increase of $119,000 compared with the same period in 2005. This increase results from higher regulatory consulting costs and amortization of our Stage Three Sponsored Research Agreement with Texas Tech University. In addition, stock-based compensation related to the aforementioned implementation of SFAS 123(R) included $32,000 in 2006.

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

During the period of January 1, 2006 through March 31, 2006, an aggregate of $200,000 principal amount of our notes and $15,000 of accrued but unpaid interest was converted into an aggregate of 128,264 shares of our common stock at negotiated conversion prices ranging from $1.53 to $1.96 per share. The beneficial conversion feature corresponding with the conversion of the $200,000 principal value was $38,000.

During the first quarter of 2006, holders of our Class A Warrants exercised 1,877,956 Warrants held by them for aggregate consideration of $1,991,000, and in connection therewith they were issued an aggregate 1,877,956 shares of HemoBioTech common stock. The warrants were originally received as part of an October 2004 private placement by HemoBioTech.

We intend to use our available cash (of which there is approximately $2,556,000 remaining as of March 31, 2006) over the next twelve months to pay for the following costs and expenditures:

         o The principal and related interest on our 10% unsecured promissory notes for holders that did not either convert or extend the principal and related interest, of $113,000 and $12,000 respectively, as of April 25, 2006. These amounts were paid on April 27, 2006.

         o our general administrative expenses (including salaries, legal and other professional fees, consulting and advisory fees, and to pay for the costs associated with raising additional capital);

         o   preparation  of  our  U.S.  IND  application,   related  laboratory
             testing, and submission to the FDA; and

         o   additional   upgrades  to  HemoTech(TM)   production  facility  and
             initiation of production of HemoTech(TM) for clinical trials.

         We believe our cash available will be sufficient to fund operations for the next twelve months. If our warrant holders exercise into shares of our common stock (of which there can be no guarantee), however, we will apply such unused funds to make up a portion of any shortfall we may have in the foregoing operating costs and to further develop HemoTech(TM).

         In order to complete our planned operations and clinical trials we will need to raise an additional $10 to 15 million within the next nine to ten months, although there can be no assurance that we can meet this timeframe. If we fail to generate enough working capital, either from future equity or debt sales, the exercise of our Class A Warrants or Placement Agent Warrants, or revenue, we will have to curtail our planned operations.

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

Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II --OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

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

HEMOBIOTECH, INC.

DATED MAY 15, 2006               BY: /s/ ARTHUR P. BOLLON, PH.D.
                                 DR. ARTHUR P. BOLLON- CHAIRMAN OF THE BOARD AND
                                 CHIEF EXECUTIVE OFFICER
                                 (PRINCIPAL EXECUTIVE OFFICER)

DATED MAY 15, 2006               BY: /s/ MARK J. ROSENBLUM
                                 MARK J. ROSENBLUM - CHIEF FINANCIAL OFFICER AND
                                 SECRETARY
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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