Form 10-Q
period 2006-06-30
HEMOBIOTECH INC
filed 2006-08-11
CIK 1301348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


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


As of August 1, 2006, the registrant had outstanding 16,936,887 shares of common stock, $0.001 par value per share.


Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                HEMOBIOTECH, INC.
                          (a development stage company)


                                TABLE OF CONTENTS

                                                                          Page
PART I -- FINANCIAL INFORMATION                                              2
   ITEM I. -- Financial Statements                                           2


         Condensed Balance Sheets                                            2
         Condensed Statements of Operations                                  3
         Condensed Statements of Changes In Stockholders' Equity             4
         Condensed Statements of Cash Flows                                  5
         Notes to Condensed Financial Statements                             6

   ITEM 2. -- Management's Discussion and Analysis or Plan of Operations    14

   ITEM 3. -- Controls and Procedures                                       20
PART II -- OTHER INFORMATION                                                22
           SIGNATURES                                                       23
   Exhibit Index                                                            24
   Exhibit 31.1                                                             25
   Exhibit 31.2                                                             26
   Exhibit 32.1                                                             27
   Exhibit 32.2                                                             28

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS


In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical  matters.  You can generally  identify forward looking  statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission (the "SEC"). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in our Annual Report on Form 10-KSB, filed with the SEC on March 30, 2006, under the caption "Risk Factors," all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

                                 PART I -- FINANCIAL INFORMATION

                                  ITEM I. FINANCIAL STATEMENTS


                                         HEMOBIOTECH, INC.
                                   (a development stage company)


                                       CONDENSED BALANCE SHEETS






                                                     JUNE 30,                 DECEMBER 31,
                                                      2006                       2005
                                                  (Unaudited)
ASSETS:
CURRENT ASSETS:
      Cash and cash equivalents              $     2,818,000                $   1,259,000
      Prepaid expenses                               258,000                       42,000
                                                   ---------                    ---------
          Total current assets                     3,076,000                    1,301,000
      Equipment, net                                  13,000                       11,000
                                                   ---------                    ---------
                                             $     3,089,000                $   1,312,000
                                                   =========                    =========

LIABILITIES:
CURRENT LIABILITIES:
      Accounts payable and accrued
      expenses                                $      313,000                $     360,000
      Accrued interest payable                         -                           20,000
      Convertible notes payable                        -                          337,000
                                                    --------                    ---------
      Total current liabilities               $      313,000                $     717,000
                                                    --------                    ---------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value, 55,000,000
 shares authorized, 14,646,463 shares
 issued and outstanding as of June 30, 2006
 and 11,638,040 shares issued and outstanding
 as of December 31, 2005                      $       15,000                 $     12,000
Additional paid-in capital                         9,433,000                    6,155,000
Unearned compensation                                 (5,000)                      (7,000)
Deficit accumulated during the development
  stage                                           (6,667,000)                  (5,565,000)
                                                   ----------                  ----------
      Total stockholders' equity                   2,776,000                      595,000
                                                   ----------                  ----------
                                              $    3,089,000                 $  1,312,000
                                                   =========                    =========


                               See Notes to Condensed Financial Statements.

                                                 HEMOBIOTECH, INC.
                                          (a development stage company)

                                        CONDENSED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                                                                               October 3, 2001
                                               Three Months Ended                 Six Months Ended               (inception)
                                                    June 30,                          June 30,                     through
                                                                                                                   June 30,
                                             2006              2005             2006            2005                 2006
                                      -------------------  ---------------   -------------- --------------   ----------------------

Revenue                                      $     -           $     -         $      -       $      -               $    -
Operating expenses:
         Research and development                130,000            47,000          278,000         76,000                 827,000
         General and
                   administrative                440,000           339,000          812,000        561,000               3,838,000

Other income (expenses)
         Interest expense                          7,000           518,000           53,000      1,041,000               2,109,000
         Interest income                        (22,000)          (16,000)         (41,000)       (28,000)               (107,000)
                                                --------          --------          -------        -------               ---------
Net loss                                      $(555,000)        $(888,000)     $(1,102,000)   $(1,650,000)            $(6,667,000)
                                              ==========        ==========     ============   ==============          ============
Basic and diluted loss
         per common share                        $(0.04)           $(0.09)          $(0.08)        $(0.16)
                                                 =======           =======          =======        =======
Weighted average number
         of shares outstanding
         basic and diluted                    14,052,797        10,093,550       13,586,472     10,093,550
                                              ==========        ==========       ==========     ==========



                                  See Notes to Condensed Financial Statements.

                                           HEMOBIOTECH, INC.
                                     (a development stage company)

                       CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                        COMMON         AMOUNT      ADDITIONAL          UNEARNED               DEFICIT             TOTAL
                        STOCK                       PAID -IN         COMPENSATION           ACCUMULATED
                                                     CAPITAL                                DURING THE
                                                                                            DEVELOPMENT
                                                                                               STAGE
     BALANCE

December 31, 2005       11,638,040 $     12,000$       6,155,000 $            (7,000)  $       (5,565,000)  $         595,000
 Net Loss for the
   period                                                                                      (1,102,000)        (1,102,000)
Amortization                                                                    2,000                                   2,000
Stock based
  compensation -
   board of
   advisors                                               23,000                                                       23,000
Stock based
   compensation-
   employees and
   directors                                              89,000                                                       89,000
Conversion of
  notes payable
  into common
  stock                    142,812                       286,000                                                      286,000

Exercise of
  warrants, net
  of expenses of         2,865,611        3,000        2,880,000               -                     -              2,883,000
  $155,000              __________       _______      ___________       _____________         ____________         __________

     BALANCE
  June 30, 2006
   (unaudited)          14,646,463 $     15,000$       9,433,000 $            (5,000)  $       (6,667,000)  $       2,776,000
                        ==========       ======        =========              =======          ===========          =========


                                  See Notes to Condensed Financial Statements.

                                                       HEMOBIOTECH, INC.
                                                (a development stage company)
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                          (unaudited)

                                                                  SIX MONTHS ENDED                 October 3, 2001
                                                                       JUNE 30,                      (inception)
                                                                                                       Through
                                                                  2006             2005              June 30, 2006
                                                              -------------    -----------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $   (1,102,000)     $(1,650,000)      $    (6,667,000)

     Adjustments to reconcile net loss to net cash
     used in operating activities:
               Fair value of options and
                 compensatory stock                                  129,000          10,000               485,000
               Conversion charge  -  interest expense                 43,000                                43,000
               Notes Issued for services - related party            -               -                      354,000
               Expenses paid by stockholder                         -               -                       14,000
               Amortization of deferred financing costs             -                511,000             1,023,000
               Amortization of debt discount                        -                424,000               789,000
               Depreciation                                            1,000           1,000                 3,000
               Contribution of salary                                               -                       11,000
               Changes in:
                   Accounts payable and accrued expenses            (61,000)          71,000               981,000
                   Accrued interest                                  (3,000)         105,000               139,000
                   Prepaid expenses                                (215,000)        (34,000)             (257,000)
                                                                  ----------       ---------         -------------
       Net cash used in operating activities                     (1,208,000)       (562,000)           (3,082,000)
                                                                  ----------       ---------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                               (3,000)         (8,000)              (16,000)
                                                                  ----------      ----------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceed from issuance of common stock and debt                  -               -                    3,767,000
Payment of Notes                                                   (113,000)        -                    (734,000)
Exercise of warrants, net                                          2,883,000        -                    2,883,000
                                                                  ----------      ----------           -----------
    Net cash provided by financing activities                      2,770,000        -                    5,916,000
                                                                  ----------      ----------           -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   1,559,000       (570,000)             2,818,000
Cash and cash equivalents- beginning of period                     1,259,000       3,086,000                     0
                                                                  ----------      ----------           -----------
CASH AND CASH EQUIVALENTS- END OF PERIOD                           2,818,000     $ 2,516,000         $   2,818,000
                                                                  ----------      ----------           -----------

SUPPLEMENTARY CASHFLOW INFORMATION:
INTEREST PAID:                                                   $    13,000        -                 $    110,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrued salary exchanged for Note                                 -               -                 $    150,000
  Employees/stockholders contribution of salary                     -               -                 $    564,000
  Stockholders contribution of convertible note payable
          and related interest                                      -               -                 $    280,000
  Conversion  of  carrying  value of convertible notes
  payable and accrued interest into common stock                 $   243,000        -                 $  1,815,000


                                   See Notes to Condensed Financial Statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- THE COMPANY

We were founded in 2001 as "HemoBioTech, Inc.," a Texas corporation. In 2003, we incorporated a sister corporation named "HemoBioTech, Inc.," in the state of Delaware. On December 1, 2003, HemoBioTech, Inc. (Texas) was merged with and into HemoBioTech, Inc., (Delaware), with HemoBioTech, Inc. (Delaware) as the surviving entity. This entity is referred to herein as the "Company".

The accompanying financial statements include the predecessor operations of the Texas corporation from its inception on October 3, 2001. The historical basis of accounting was carried over in the merger, including the deficit accumulated in the development stage. The Company is researching and developing human blood substitute patented technology licensed exclusively from Texas Tech University Health Service Center ("TTU") (See Note E). The Company is in the development stage and its efforts have been principally devoted to capital raising, organizational infrastructure development and research and development.

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

The Company has incurred cumulative losses of $6,667,000 for the period through June 30, 2006, and has been dependent on funding operations through the private sale of convertible debt and equity securities. At June 30, 2006, the Company had $2,818,000 in cash. Management believes that current cash resources combined with proceeds received from the exercise of warrants described as a subsequent event in Note G, will be sufficient to fund operations for the next twelve months. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing expenditures.

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

                                     SIX MONTHS ENDED
                                         JUNE 30,

                                 2006             2005
                                 ----             ----

        Options                 1,598,415       1,231,887
        Convertible notes           -           2,647,080
        Warrants                4,870,921       7,676,532
                                ---------      ----------
        Total                   6,469,336      11,555,499


[2] STOCK-BASED COMPENSATION:

Effective January 1, 2006, the Company has adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123 (R)"), which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) supersedes the Company's previous accounting under SFAS No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's 2003 Stock Option/Stock Issuance Plan (the "Option Plan") and all options granted outside the Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123(R) based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company's condensed consolidated financial statements, as of and for the six months ended June 30, 2006, reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's net loss for the six months ended June 30, 2006, is $89,000 higher than if it had continued to account for share-based compensation under APB No. 25.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company's stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods:

                                                      THREE            SIX
                                                      MONTHS          MONTHS
                                                      ENDED           ENDED
                                                     JUNE 30,        JUNE 30,
                                                       2005           2006
                                                       ----           ----

Net Loss, as reported                               $ (888,000)  $(1,650,000)

           Deduct: Stock-based employee
           compensation expense included in
           reported net income, net of related            -             -
           tax effects.

           Add: Total stock-based employee
           compensation expense determined under
           fair value based method for all awards,
           net of related tax effects.                 (20,000)       (27,000)
                                                    -----------     ----------
Pro Forma Net Loss                                  $ (908,000)   $(1,677,000)
           Net loss per common share:
                       as reported                  $     (.09)   $      (.17)
                       pro forma                    $     (.09)   $      (.17)


The weighted-average fair values at date of grant for options granted during the six months ended June 30, 2005 was $0.71. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                                           2005
                                                           ----
             Expected life in years                        5-10
             Interest rate                             4.0% - 4.50%
             Volatility                                    80%
             Dividend yield                                 0%



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

NOTE D -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                JUNE 30, 2006       DECEMBER 31, 2005
                                -------------       -----------------
Professional fees                  $141,000             $288,000
Liquidated damages                   38,000               40,000
Insurance                            90,000                 -
Other                                44,000               32,000
                                    -------              -------
Total                              $313,000             $360,000

NOTE E -- AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SERVICE CENTER ("TTU")


On January 22, 2002, the Company entered into an exclusive license agreement with TTU with respect to receiving certain patented rights. The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTU (subject to anti-dilution protection). In addition, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTU technologies. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations. The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. As of June 30, 2006, such approval had not been obtained. In addition, the Company has agreed to reimburse TTU for all intellectual property protection costs and patent maintenance fees. On May 20, 2004, TTU agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock. Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations.

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

NOTE F -- STOCKHOLDERS' EQUITY

[1] PRIVATE PLACEMENT:

On October 27, 2004, the Company completed a private placement of 45 units, priced at $100,000 per unit, and raised gross proceeds of $4,500,000. Each unit consists of a $50,000 unsecured convertible promissory note, 58,824 shares of common stock and 117,648 warrants. The notes bear interest at 10% per annum (an effective rate of 77%) and are convertible at the option of the holder into common stock or convertible securities to be sold by the Company in its next financing, as defined, at a conversion price equal to the per share offering price of such financing.

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

Through October 27, 2005, an aggregate of $1,540,000 principal amount of Notes and approximately $97,000 accrued but unpaid interest thereon were converted into an aggregate of 1,544,490 shares of the Company's common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. Effective October 27, 2005, holders of $337,500 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company paid the remaining outstanding balance of $372,000 aggregate principal amount of Notes, together with approximately $97,000 of accrued interest thereon, to holders of Notes that had not converted their Notes into shares of Company common stock on or prior to October 27, 2005.

For the period January 1, 2006 through April 27, 2006, an aggregate of $225,000 principal amount of Notes and approximately $18,000 accrued but unpaid interest thereon were converted into an aggregate of 142,812 shares of the Company's common stock, at conversion prices ranging from $1.53 to $1.96 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. In connection therewith, the Company recorded a charge of approximately $43,000 as interest expense representing the difference between the conversion price and the market price at date of conversion.

On April 27, 2006, the Company paid the remaining outstanding Notes in an aggregate of $113,000 principal amount and accrued but unpaid interest thereon of approximately $13,000.

[2] STOCK WARRANTS

In connection with the private placement, the Company issued 5,294,162 Class A warrants exercisable at $1.06 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants were subject to redemption, at the Company's sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equaled or exceeded $2.12 for a period of at least 20 consecutive trading days at a redemption price of $.001 per warrant.

On June 12, 2006, the Company's stock price had been at least $2.12 for 20 consecutive trading days. On that date, the Company provided notice of its redemption of the Class A Warrant, effective July 14, 2006, in accordance with the terms of the Class A Warrant.

Through June 30, 2006, 2,865,611 Class A Warrants were exercised at an exercise price of $1.06 per share, and the Company received net proceeds from such exercises of approximately $2,883,000. (See NOTE G for additional exercises subsequent to June 30, 2006.)

In connection with the private placement, the placement agent was granted a warrant to purchase 2,382,372 shares of common stock at an exercise price of $.90 per share ("Placement Agent Warrants"), exercisable for five years from the effective date of a registration statement to be filed on behalf of investors in the offering. The placement agent was granted "piggyback" registration rights with respect to the shares underlying this warrant. The warrants are subject to redemption, at the Company's sole option, after one year from the date of effectiveness of the registration statement covering the resale of shares of common stock underlying these warrants if the common stock price equals or exceeds $2.12 for a period of at least 20 consecutive trading days, at a redemption price of $.001 per warrant.

During the third quarter of 2005, the Company granted 50,000 and 10,000 warrants, respectively to two service providers. In connection therewith, the Company valued the warrants using Black-Scholes option pricing model and recorded a charge of $34,000.

At June 30, 2006, the Company had the following warrants outstanding:


                                                                                NUMBER OF SHARES
                              EXERCISE PRICE           EXPIRATION DATE              RESERVED
                        -------------------------  ---------------------  -----------------------
Class A                                  $1.06             July 13, 2010               2,428,549
Placement Agent                            .90              May 13, 2010               2,382,372
Other                                     1.00             July 28, 2009                  50,000
Other                                     1.06        September 13, 2009                  10,000
                                                                                       ---------
Total                                                                                  4,870,921


[3] STOCK OPTION/STOCK ISSUANCE PLAN:

During 2003, the Board of Directors of the Company approved a Stock Option/Stock Issuance Plan (the "Old Plan") which provides for the granting of options or stock to purchase up to 1,629,168 shares of common stock, under which directors, employees and independent contractors are eligible to receive incentive and non-statutory stock options and common shares (employees). The Company's stockholders approved the Old Plan in August 2004.

Options granted are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value of the common stock on date of grant, except that the exercise period of options granted to a stockholder owning more than 10% of the outstanding capital stock may not exceed five years and their exercise price may not be less than 110% of the fair value of the common stock at date of grant. Options generally vest 25% on the first anniversary date of the grant and then, thereafter, equally over thirty-six months.

During the year ended December 31, 2004, in connection with the change in status of an option holder from a member of the Board of Advisors to Director, the Company recorded deferred stock compensation of $13,000, representing the difference between the exercise price and the market value of the Company's stock on the date such stock option holder's status was changed. Deferred compensation is included as a component of stockholders' equity (capital deficiency) and is being amortized to expense over the remaining vesting period of the stock options. Such amortization expenses were $2,000 for the six months ended June 30, 2006.

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTechTM. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to certain vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $14,000 and $141,000 for the first half of 2006 and the full year 2005 respectively. The Company will record additional charges as and when the options vest at the then face value.

On June 9, 2006, the Company's stockholders approved an increase of 1,500,000 shares of common stock available to be granted under the Plan increasing the number of shares to 3,129,168.

Additional information on shares subject to options is as follows:

At June 30, 2006, 1,530,753 options were available for grant under the Plan. The following tables present information relating to stock options under the Plan as of June 30, 2006.

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                          2006                             2005
                                                          ----                             ----
                                                             Weighted                          Weighted
                                                             Average                           Average
                                                            Exercise                          Exercise
                                            Shares            Price          Shares             Price
                                           ---------        ----------      ---------         --------
Options outstanding at beginning of
  period                                   1,535,915         $   0.29       1,119,387         $  0.23
Granted                                       62,500         $   1.92         112,500         $  0.85
                                           ---------                        ---------
Options outstanding at end of period       1,598,415         $   0.36       1,231,887         $  0.29
Options exercisable at end of period       1,189,913         $   0.35         770,560         $  0.26
                                           ---------                        ---------
Options not vested at end of period          408,502                          461,327
                                           ==========                       =========

Options vested or expected to vest         1,598,415                        1,231,887




                                                JUNE 30, 2006
                    OPTIONS OUTSTANDING                               OPTIONS  EXCERCISABLE
                    -------------------                               ----------------------

                                         WEIGHTED        WEIGHTED                                WEIGHTED
                                          AVERAGE         AVERAGE                                AVERAGE
     RANGE OF                            EXERCISE        REMAINING                               EXERCISE
  EXERCISE PRICE         SHARES            PRICE       LIFE IN YEARS          SHARES              PRICE
 ----------------- ---------------- ---------------- --------------------- ---------------     ----------


@$0.18 -  0.20        1,325,055  $          0.19           5.26               1,003,937       $    0.19
@$0.85 -  0.94          178,360             0.85           8.36                 109,935            0.86
@$1.06 -  1.17           20,000             1.07           8.66                  12,500            1.08
@$1.45 -  1.60           25,000             1.48            9.0                  25,000            1.48
@$2.15 -  2.42           50,000             2.21           9.19                  38,541            2.21
                      ---------             ----           ----               ---------       ---------
                      1,598,415  $          0.36            5.8               1,189,913       $    0.35
                      =========  ===============            ===               =========       =========

Aggregate
intrinsic value      $1,742,000                                              $1,309,000
                     ==========                                              ==========


As of June 30, 2006, there was $76,000 of total unrecognized compensation cost related to nonvested employee share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years.

The weighted-average fair values at date of grant for options granted during the six-month period ended June 30, 2006 and 2005 were $1.56 and $0.71 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           2006                       2005
                                          ------                     -----
Expected life in years                     5-10                       5-10
Interest rate                          4.53% - 5.15%             4.0% - 4.50%
Volatility                                  80%                        80%
Dividend yield                               0%                         0%


NOTE G SUBSEQUENT EVENTS

During July 2006, holders of the Company's Class A Warrants exercised 2,290,424 warrants held by them for an aggregate gross consideration of approximately $2,428,000.

In aggregate, for the period January 1, 2006 through July 14, 2006, we converted 5,156,035 of the 5,294,162 Class A Warrants resulting in gross proceeds of $5,465,397. The remaining 138,127 warrants were redeemed by the company at the rate of $.001 per warrant. We incurred a fee of approximately $273,000 related to these warrant conversions. Of this amount, we paid approximately $99,000 during the six months ended June 30, 2006 and paid approximately $174,000 during July 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


PLAN OF OPERATIONS


We were founded in 2001 as "HemoBioTech, Inc.," a Texas corporation. In 2003, we incorporated a sister corporation named "HemoBioTech, Inc." in the State of Delaware. On December 1, 2003, HemoBioTech, Inc. was merged with and into HemoBioTech, Inc., with HemoBioTech, Inc. as the surviving entity.

We are primarily engaged in the research and development of human blood substitute technology exclusively licensed from Texas Tech University Health Services Center, although in 2003, 2004, 2005 and in the six months ended June 30, 2006, most of our working capital was used to pay for general and administrative costs including salaries, legal and accounting fees and the continuation of our sponsored research agreement with Texas Tech University. After reviewing the blood substitute technology developed by researchers at Texas Tech, in January 2002 we licensed from Texas Tech the exclusive rights to various alternative compositions of HemoTechTM, a novel blood substitute that is based on hemoglobin (which is the key protein in red blood cells that carries oxygen) of both bovine (cow) and human origin, as well as methods for its production and use. What makes HemoTechTM a novel potential blood substitute product is the fact that it is comprised of hemoglobin that has been isolated from bovine blood and then chemically modified to make the product non-toxic. We also have an agreement with Texas Tech that any patent issued from its patent application relating to the induction of erythropoiesis (which is the production of red blood cells by the body) will be included under our exclusive license with Texas Tech. In addition to our license and patent agreement with Texas Tech, we entered into a sponsored research agreement with Texas Tech in July 2002, under which we are entitled to use certain of Texas Tech's production and research and development facilities in Lubbock, Texas.


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

RECENT DEVELOPMENTS

During July 2006, holders of our Class A Warrants exercised 2,290,424 warrants held by them for an aggregate gross consideration of approximately $2,428,000.

In aggregate, for the period January 1, 2006 through July 14, 2006, we converted 5,156,035 of the 5,294,162 Class A Warrants resulting in gross proceeds of $5,465,397. The remaining 138,127 warrants were redeemed at the rate of $.001 per warrant. We incurred a fee of approximately $273,000 related to these warrant conversions. Of this amount, we paid appriximately $99,000 during the six months ended June 30, 2006 and paid approximately $174,000 during July 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal yaers beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

RESEARCH AND DEVELOPMENT OF HEMOTECHTM

HemoTechTM is currently our only potential product. We expect that the remaining production, development, testing and FDA approval of HemoTechTM, if ever, will occur over a period of approximately five to six years. In other words, assuming we are able to progress through each phase of clinical trials efficiently and without significant delay, we believe we could obtain FDA approval of HemoTechTM by 2011, and possibly even earlier, although there is no guarantee that we will meet this time table.

HemoTechTM must undergo several major stages of production, development, and clinical testing before being in a position to submit its New Drug Application "NDA" to the FDA, as follows:

o PRODUCTION OF HEMOTECHTM. In order to produce HemoTechTM for Phase I U. S. clinical trials, we must complete certain upgrades of the current HemoTechTM production facilities located at Texas Tech. The initial stage of these upgrades was completed during the second quarter of 2005. Additional necessary upgrades are planned for 2006. A portion of these upgrades are contemplated by our Stage 3 Sponsored Research Agreement with Texas Tech. We paid $287,000 to Texas Tech on January 12, 2006, when we entered into our Stage 3 Sponsored Research Agreement. In addition to the upgrades contemplated in the Stage 3 Sponsored Research Agreement, we plan to make additional upgrades and modifications to our existing production facility and equipment. We anticipate that all upgrades will be finished in 2006, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials, unexpected costs associated with construction and our ability to raise sufficient capital in order to complete such upgrades.

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

o PHASE I OF OUR U.S. CLINICAL TRIALS. A Phase I US clinical trial for HemoTechTM will commence subsequent to the acceptance of the IND application. We estimate that our Phase I clinical trials (including the costs of doing additional research and development of HemoTechTM during our Phase I U. S. clinical trials and the operational and overhead costs that we will incur during our Phase I U.S. clinical trials) could cost approximately $10.0 million, although the final cost could be more or less than this estimate, which includes the following:

     o    approximately $1.4 million for the production of HemoTechTM;

     o    approximately $1.6 million for the testing of HemoTechTM on humans;

     o    approximately   $1.9  million  for  personnel,   administrative,   and
          operational expenses that we expect to incur during our Phase I U. S. clinical trials;

     o    approximately   $1.7  million  for  legal,   accounting,   consulting,
          technical and other professional fees that we expect to incur during our Phase I U. S. clinical trials;

     o approximately $1.6 million for research and development costs that we expect to incur during our Phase I U. S. clinical trials; and approximately $2.0 million for the initial modification of the HemoTechTM production facility in preparation for our Phase II U. S. clinical trials.

We expect that our Phase I U. S. clinical trials would take approximately six to nine months to complete from the date we start such trials, though such trials could take significantly longer to complete, depending on, among other things, the rate of production of HemoTechTM and the availability of patients. We estimate that we will be required to raise an additional approximately $10.0 million over the next nine to ten months in order to fund our Phase I U.S. clinical trials from start to finish and to cover the related expenses described above. If submission or acceptance of our U.S. IND application is delayed for any reason, and if we are unable to raise such additional capital in a timely manner, commencement of our Phase I U. S. clinical trials would also be delayed.

     o Phase II of our U.S. Clinical Trials. A Phase II Clinical trial could commence subsequent to a successful Phase I trial. We estimate that our Phase II U. S. clinical trials (including the costs of doing additional research and development of HemoTechTM during our Phase II
          U. S. clinical trials and the operational and overhead costs that we will incur during our Phase II U. S. clinical trials) will cost approximately $20.0 million, which includes the following:

     o approximately $4.0 million for additional upgrades to the HemoTechTM production facility and the further production of HemoTechTM;
     o approximately $4.0 million for the further testing of HemoTechTM and related activities;
     o approximately $4.5 million for personnel, administrative, and operational expenses that we expect to incur during our Phase II U. S. clinical trials;
     o    approximately  $2.5  million  for  legal,  accounting,   consulting  ,
          technical and other professional fees that we expect to incur during our Phase II U. S. clinical trials; and
     o approximately $2.5 million for research and development costs that we expect to incur during our Phase II U. S. clinical trials.

We expect that our Phase II U. S. clinical trials could be completed within approximately eight to ten months from the date we start such trials, though such trials could take significantly longer to finish, depending on, among other things, the timely completion of necessary upgrades to the HemoTechTM production facility and the availability of patients. If commencement or completion of our Phase I U. S. clinical trials are delayed for any reason, or if we are unable to raise sufficient funds to begin our Phase II U. S. clinical trials immediately following completion of our Phase I U. S. clinical trials, our Phase II U. S. clinical trials will be delayed.

     o Phase III of our U.S. Clinical Trials. A Phase III Clinical trial could commence subsequent to a successful Phase II trial. At such time, and in order to cut the costs of conducting and completing our Phase III U. S. clinical trials by approximately 50%, we anticipate that we will seek to enter into a partnership with a biopharmaceutical company that has expertise in the production and marketing of biological products, although there can be no assurance that we will be able to do so. Alternatively, if we are not able to enter into such a partnership, we may seek to enter into a manufacturing arrangement with an experienced pharmaceutical manufacturer, under which such manufacturer would produce HemoTechTM, which would significantly reduce the costs of our Phase III U. S. clinical trials by eliminating the need to build a production facility that meets the FDA's standards for Phase III U. S. clinical trials. If we are not able to enter into a partnership or find a manufacturer that is willing to manufacture HemoTechTM for us, we may be required to perform all aspects of the Phase III U. S. clinical trials independently. In this case, we estimate that our Phase III U. S. clinical trials (including the costs of doing additional research and development of HemoTechTM during our Phase III U. S. clinical trials and the operational and overhead costs that we will incur during our Phase III U. S. clinical trials) could cost approximately $195.0 million, which includes the following:

     o approximately $100.0 million to build a production facility for HemoTechTM that is suitable for such advanced testing and that meets the standards of the FDA as a product testing facility;
     o approximately $70.0 million for the further testing of HemoTechTM and related activities;
     o approximately $10.0 million for personnel, administrative, and operational expenses that we expect to incur during our Phase III U.
          S. clinical trials;
     o    approximately  $5.0  million  for  legal,  accounting,   consulting  ,
          technical and other professional fees that we expect to incur during our Phase III U. S. clinical trials; and
     o approximately $5.0 million for research and development costs that we expect to incur during our Phase III U. S. clinical trials.

We expect that our Phase III U. S. clinical trials could be finished within 15-18 months from the date we start such trials, though such trials could take significantly longer to complete, depending on, among other things, the timely completion of a suitable production facility for HemoTechTM and the availability of patients. If we are unable to partner with a pharmaceutical company, we estimate that we will be required to raise the approximately $200 million (or such lesser amount as may be required if we are successfully able to enter into a partnership) that we will need in order to fund our Phase III U.S. clinical trials from start to finish and to cover the related expenses described above. If commencement or completion of our Phase II U. S. clinical trials is delayed for any reason, or if we are unable to raise sufficient funds to begin our Phase III U. S. clinical trials immediately following completion of our Phase II U. S. clinical trials, our Phase III U. S. clinical trials will be delayed.

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

If our clinical trials are successful and we are able to meet the timelines set forth above, it is possible that an NDA could be approved by the FDA by 2011, and possibly even earlier, although there can be no assurance that an NDA would be approved by such time, if ever. There can also be no assurance that we will be able to complete our clinical trials under the schedule described above, or ever, or that we will be able to develop a viable and marketable human blood substitute, even if we are able to complete our clinical trials. Further, we do not expect to generate any revenues until after such time as HemoTechTM has received FDA approval, if ever.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through June 30, 2006. Through the third quarter of 2004, our efforts were principally devoted to evaluating the HemoTechTM technology, negotiating and entering into our license agreement and sponsored research agreements with Texas Tech, hiring employees and consultants, establishing our Board of Advisors, developing a business plan, raising capital, and engaging in other organizational and infrastructure development. Until the consummation of our October 2004 private placement, we did not have the financial resources to engage in any significant research and development activities. Warrant exercises for the period January 1, 2006 through July 14, 2006 provided gross proceeds of approximately $5,465,000 and enabled us to engage in certain research and development activities in addition to funding our general operations.

Total expenses, and thus our losses, totaled $6,667,000 from October 3, 2001 (inception) through June 30, 2006. Such losses included $3,454,000 during 2005, and $1,102,000 for the six months ended June 30, 2006.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Total expenses, and thus our losses, for the three months ended June 30, 2006, were $555,000 compared with $888,000 for the same period a year ago resulting from significantly lower interest costs, somewhat offset by significantly higher research costs and higher general and administrative expenses.

Net interest costs were approximately $517,000 lower due to amortizations of debt issue and debt discount ($256,000 and $213,000 respectively) costs incurred during the first three months of 2005 that did not repeat in the 2006 period. Total amortization of these costs was completed during 2005. Interest costs relating to our 10% Convertible Promissory Notes was lower for the 2006 period as a significant portion of these notes were either converted into common stock or paid. (See Liquidity and Capital Resources below). Interest income includes $22,000 earned from our cash on hand during the period. Interest expense during 2006 includes a beneficial conversion feature of $5,000 related to $25,000 principal value of those notes, which represents the difference between the conversion price and the market price at the date of conversion.

General and Administrative costs were $440,000 for the three months ended June 30, 2006, an increase of $101,000 compared with the same period in the prior year. This increase results from our adoption of SFAS 123(R), "stock based compensation" resulting in a charge to general and administrative expenses of approximately $35,000, and increased salary and related costs, combined with higher office expenses compared to the same period a year ago.

Research and Development expenses were $130,000 for the 2006 period, an increase of $83,000 compared with the same period in 2005. This increase results from higher regulatory consulting costs and amortization of our Stage Three Sponsored Research Agreement with Texas Tech University. In addition, stock-based compensation related to the aforementioned adoption of SFAS 123(R) included $1,000 in the six months ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Total expenses, and thus our losses, for the six months ended June 30, 2006, were $1,102,000 compared with $1,650,000 for the same period a year ago resulting from significantly lower interest costs, offset by somewhat higher general administrative and research costs.

Net interest costs were approximately $1,001,000 lower due to amortizations of debt issue and debt discount ($512,000 and $424,000 respectively) costs incurred during the first six months of 2005 that did not repeat in the 2006 period. Total amortization of these costs was completed during 2005. Interest costs relating to our 10% Convertible Promissory Notes was lower for the 2006 period as a significant portion of these notes were either converted to common stock or paid. (See Liquidity and Capital Resources below). Interest cost for the 2006 period includes a beneficial conversion feature of $43,000 related to $225,000 principal value of those notes converted during the period, which represents the difference between the conversion price and the market price at the date of conversion.

General and Administrative costs were $812,000 for the six months ended June 30, 2006, an increase of $251,000 compared with the same period in the prior year. This increase results from our adoption of SFAS 123(R), "stock based compensation" resulting in a charge to general and administrative expenses of approximately $87,000, and increased salary and related costs of $93,000, combined with higher office expenses compared to the same period a year ago.

Research and Development expenses were $278,000 for the 2006 period, an increase of $202,000 compared with the same period in 2005. This increase results from significantly higher regulatory consulting costs and amortization of our Stage Three Sponsored Research Agreement with Texas Tech University. In addition, stock-based compensation related to the aforementioned adoption of SFAS 123(R) included $2,000 in the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

In October 2004, we completed a private placement of units, with each unit consisting of one 10% convertible unsecured promissory note in the principal amount of $50,000; 58,824 shares of our common stock; and a five-year warrant to purchase 117,648 shares of our common stock at an exercise price of $1.06 per share. We sold 45 units in the private placement at a price of $100,000 per unit, and we received gross proceeds of $4.5 million. Our net proceeds were $3.43 million.

During the period of January 1, 2006 through June 30, 2006, an aggregate of $225,000 principal amount of our notes and $18,000 of accrued but unpaid interest was converted into an aggregate of 142,812 shares of our common stock at negotiated conversion prices ranging from $1.53 to $1.96 per share. The inducement feature corresponding with the conversion of the $225,000 principal value was $43,000.

During the six months ended June 30, 2006, holders of our Class A Warrants exercised 2,865,611 Warrants held by them for aggregate consideration of $3,038,000. The warrants were originally received as part of an October 2004 private placement by HemoBioTech.

In aggregate, for the period January 1, 2006 through July 14, 2006, 5,156,035 Class A Warrants converted resulting in gross proceeds of approximately $5,465,000.

We intend to use our available cash (of which there is approximately $5,018,000 remaining as of July 31, 2006) over the next twelve months to pay for the following costs and expenditures:

    o preparation of our U.S. IND application, related laboratory testing, and submission to the FDA; and

    o additional upgrades to HemoTechTM production facility and initiation of production of HemoTechTM for clinical trials.

    o our general administrative expenses (including salaries, legal and other professional fees, consulting and advisory fees, and to pay for the costs associated with raising additional capital);

In order to complete our planned operations and clinical trials we will need to raise an additional $10 million within the next nine to ten months, although there can be no assurance that we can meet this timeframe.We believe the cash available to us at July 31, 2006, (approximately $5,018,000) will be sufficient to conduct the activities described above for a period greater than the following twelve months.

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

PART II --OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable and have been omitted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held June 9, 2006, the following matters were submitted to a vote:

1.  The election of the following persons as directors for a one-year term:

Name                                    Votes For            Votes Withheld

Arthur P. Bollon, Ph.D.                 10,141,526           29,912
Ghassan Nino, CPA, CMA                  10,141,026           30,412
Robert Comer, CPA, M.B.A.               10,136,026           35,412
Walter Haeussler, J.D.                  10,136,026           35,412
Robert Baron                            10,136,526           34,912
Lt. General Bernhard Mittemeyer, M.D.   10,141,526           29,912

2. The approval of our Amended and  Restated  2003 Stock  Option/Stock  Issuance
Plan:

Votes For                               Against              Abstain

9,425,478                               51,102               1,000

3. The ratification of the appointment of Eisner LLP as our independent registered public accounting firm for the fiscal yaer ending December 31, 2006:

Votes For                               Against             Abstain

10,140,026                              31,412              0

ITEM 6. EXHIBITS

     31.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

     31.2 Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

     32.1 * Certification of Principal Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

HEMOBIOTECH, INC.

 Dated: August 11, 2006        By: /s/ Arthur P. Bollon, Ph.D.

                               Dr. Arthur P. Bollon- Chairman of the
                               Board and Chief Executive Officer
                              (PRINCIPAL EXECUTIVE OFFICER)


 Dated: August 11, 2006       By: /s/ Mark J. Rosenblum

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

EXHIBIT 31.1
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Arthur P. Bollon, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of HemoBioTech, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: August 11, 2006                         /s/ Arthur P. Bollon, Ph.D.

                                               Arthur P. Bollon, Ph.D.
                                               Chief Executive Officer
                                               (PRINCIPAL EXECUTIVE OFFICER)

EXHIBIT 31.2
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Mark J. Rosenblum, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HemoBioTech, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have;

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the such auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Dated: August 11, 2006          /s/ Mark J. Rosenblum

                                Mark J. Rosenblum
                                Chief Financial Officer and Secretary
                                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of HemoBioTech, Inc. (the "Company") for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Arthur
P. Bollon, Ph.D., Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

a. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and b. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 11, 2006          /s/ Arthur P. Bollon, Ph.D.

                                Arthur P. Bollon, Ph.D.
                                Chief Executive Officer
                                (PRINCIPAL EXECUTIVE OFFICER)


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of HemoBioTech, Inc. (the "Company") for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Mark J. Rosenblum, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

a. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

b. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  Dated: August 11, 2006    /s/ Mark J. Rosenblum

                            Mark J. Rosenblum
                            Chief Financial Officer and Secretary
                            (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.