Form 10-Q
period 2006-09-30
HEMOBIOTECH INC
filed 2006-11-08
CIK 1301348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.Yes [X ] No [   ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of November 3, 2006, the registrant had outstanding 18,436,887 shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                HEMOBIOTECH, INC.
                          (a development stage company)


                                TABLE OF CONTENTS

                                                                            Page
PART I -- FINANCIAL INFORMATION                                                2
    ITEM I. -- Financial Statements                                            2


         Condensed Balance Sheets                                              2
         Condensed Statements of Operations                                    3
         Condensed Statements of Changes In Stockholders' Equity               4
         Condensed Statements of Cash Flows                                    5
         Notes to Condensed Financial Statements                               6
   ITEM 2 -- Management's Discussion and Analysis or Plan of Operations
                                                                              14
   ITEM 3 -- Controls and Procedures                                          20
PART II -- OTHER INFORMATION                                                  22
                   SIGNATURES                                                 23
   Exhibit Index                                                              24
   Exhibit 31.1                                                               25
   Exhibit 31.2                                                               26
   Exhibit 32.1                                                               27
   Exhibit 32.2                                                               28

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

                                                PART I -- FINANCIAL INFORMATION

                                                  ITEM I. FINANCIAL STATEMENTS


                                                       HEMOBIOTECH, INC.
                                                (a development stage company)


                                                   CONDENSED BALANCE SHEETS








                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                           2006                 2005

                                                                        (Unaudited)

ASSETS:
CURRENT ASSETS:

           Cash and cash equivalents                                   $     3,677,000      $  1,259,000
           Short term investments                                      $     1,000,000              -
           Prepaid expenses                                                    156,000            42,000
                                                                             ---------         ---------
                             Total current assets                            4,833,000         1,301,000
           Equipment, net                                                       13,000            11,000
                                                                             ---------         ---------
                                                                       $     4,846,000      $  1,312,000
                                                                             =========         =========

LIABILITIES:
CURRENT LIABILITIES:

           Accounts payable and accrued expenses                       $       120,000      $    360,000
           Accrued interest payable                                                -              20,000
           Convertible notes payable                                               -             337,000
                                                                              --------        ----------
                   Total current liabilities                           $       120,000      $    717,000
                                                                              --------        ----------
STOCKHOLDERS' EQUITY:

Common stock, $0.001 par value, 55,000,000 shares authorized,

18,436,887  (includes  1,500,000  shares subject to forfeiture)
shares issued and outstanding as of September 30, 2006
and 11,638,040 shares issued and outstanding as of December 31, 2005   $        19,000      $     12,000
Additional paid-in capital                                                  11,858,000         6,155,000
Unearned compensation                                                           -                (7,000)
Deficit accumulated during the development stage                           (7,151,000)       (5,565,000)
                                                                            ----------        ----------
                   Total stockholders' equity                                4,726,000           595,000
                                                                            ----------        ----------
                                                                       $     4,846,000      $  1,312,000
                                                                             =========        ==========





                                See Notes to Condensed Financial Statements.


                                                        HEMOBIOTECH, INC.
                                                 (a development stage company)


                                                CONDENSED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)






                                                                                                                October 3, 2001
                                               Three Months Ended               Nine Months Ended                (inception)
                                                 September 30,                    September 30,                   through
                                                                                                                 September 30,
                                             2006              2005            2006          2005                    2006
                                       ----------------  --------------    ------------- ------------         ------------------

Revenue                               $     -           $    -           $       -     $     -                $        -

Operating expenses:

         Research and development        134,000           150,000          412,000        226,000                 961,000
         General and
           administrative                398,000           519,000        1,210,000      1,080,000               4,236,000


Other income (expenses)

         Interest expense                      0           554,000           53,000      1,594,000               2,109,000
         Interest income                 (48,000)          (13,000)         (89,000)       (40,000)               (155,000)
                                         --------         --------          -------        -------               ---------
Net loss                              $ (484,000)      $(1,210,000)     $(1,586,000)   $(2,860,000)           $ (7,151,000)
                                       ==========      ============     ============   =============          ============
Basic and diluted loss
         per common share                 $(0.03)           $(0.12)          $(0.11)        $(0.28)
                                          =======           =======          =======        =======

Weighted average number
         of shares outstanding
         basic and diluted             16,675,922        10,501,298       14,601,672     10,230,959
                                       ==========        ==========       ==========     ==========





                                        See Notes to Condensed Financial Statements.


                                                        HEMOBIOTECH, INC.
                                                (a development stage company)

                                        CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY





                         COMMON          AMOUNT        ADDITIONAL          UNEARNED           DEFICIT                 TOTAL
                         STOCK                          PAID -IN         COMPENSATION       ACCUMULATED
                                                        CAPITAL                              DURING THE
                                                                                            DEVELOPMENT
                                                                                              STAGE

     BALANCE

December 31, 2005       11,638,040      $ 12,000      $ 6,155,000     $    (7,000)        $ (5,565,000)          $    595,000
Elimination of
   unvested
   compensation                                           (7,000)           7,000                                        -
 Net Loss for the
   period                                                                                   (1,586,000)            (1,586,000)
Stock based
  compensation -
   board of
   Advisors and
   consultant                                             83,000                                                       83,000
Stock based
   compensation-
   employees and
   directors                                             129,000                                                      129,000
Conversion of
  notes payable
  into common
  stock                    142,812                       286,000                                                      286,000

Exercise of
  warrants, net
  of expenses of
  $273,000               5,156,035        5,000        5,185,000             -                    -                 5,190,000

Shares issued
   to financial
   advisor
   (September 12,
   2006)
   See Note F            1,500,000        2,000           27,000                                                       29,000
                         ----------    ----------       ----------      ----------            ----------            ----------



     BALANCE
September 30, 2006
   (unaudited)          18,436,887    $  19,000      $ 11,858,000     $      -            $ (7,151,000)          $  4,726,000
                        ==========      =======        ==========         =======           ===========           ==========




                                        See Notes to Condensed Financial Statements.







                                                          HEMOBIOTECH, INC.
                                                   (a development stage company)
                                                CONDENSED STATEMENTS OF CASH FLOWS
                                                           (unaudited)



                                                                                                     OCTOBER 3, 2001
                                                                        NINE MONTHS ENDED             (Inception)
                                                                           SEPTEMBER 30,                Through
                                                                       2006           2005         SEPTEMBER 30, 2006
                                                                  -------------    -----------    -------------------



CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(1,586,000)     $(2,860,000)     $    (7,151,000)

     Adjustments to reconcile net loss to net cash used
        in operating activities:
               Fair value of options and
                 compensatory stock                                  212,000         124,000               568,000
               Conversion charge - interest expense                   43,000                                43,000
               Notes Issued for services - related party                -               -                  354,000
               Expenses paid by stockholder                             -               -                   14,000
               Amortization of deferred financing costs                 -            781,000             1,023,000
               Amortization of debt discount                            -            662,000               789,000
               Depreciation                                            2,000           1,000                 4,000
               Contribution of salary                                                   -                   11,000
               Changes in:
                   Accounts payable and accrued expenses           (210,000)         320,000               832,000
                   Accrued interest                                  (3,000)         152,000               139,000
                   Prepaid expenses                                (114,000)          15,000             (156,000)
                                                                  ----------       ----------           ----------
       Net cash used in operating activities                     (1,656,000)       (805,000)           (3,530,000)
                                                                  ==========       ==========           ===========
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                               (3,000)         (8,000)              (16,000)
    Purchase of Short term investments                           (1,000,000)            -              (1,000,000)
                                                                 -----------       ----------           ----------
       Net cash used in investing activities                     (1,003,000)            -              (1,016,000)
                                                                  ==========       ==========           ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceed from issuance of common stock and debt                     -                -                3,767,000
Payment of Notes                                                   (113,000)            -                (734,000)
Exercise of warrants, net                                          5,190,000            -                5,190,000
                                                                  ----------      ----------            ----------
    Net cash provided by financing activities                      5,077,000            -                8,223,000
                                                                  ==========      ==========            ==========
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   2,418,000       (813,000)             3,677,000
Cash and cash equivalents - beginning of period                    1,259,000       3,086,000                     0
                                                                  ----------      ----------            ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                          3,677,000     $ 2,273,000      $      3,677,000
                                                                  ==========     ===========            ==========

SUPPLEMENTARY CASHFLOW INFORMATION:
INTEREST PAID:                                                  $    13,000         -             $        110,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrued salary exchanged for Note                                    -            -             $        150,000
  Employees/stockholders contribution of salary                        -            -             $        564,000
  Stockholders contribution of convertible note payable
          and related interest                                         -            -             $        280,000
  Conversion  of  carrying  value  of   convertible   notes
          payable and accrued interest into common stock        $   243,000      $ 1,029,000      $      1,815,000





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

NOTE B -- BASIS OF PRESENTATION


The interim financial statements presented are unaudited but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal years. The interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005.

The Company has incurred cumulative losses of $7,151,000 for the period through September 30, 2006, and has been dependent on funding operations through the private sale of convertible debt and equity securities. At September 30, 2006, the Company had $4,677,000 in cash, cash equivalents and short term investments. Management believes that current cash resources will be sufficient to fund operations for the next twelve months. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing expenditures.

NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] LOSS PER COMMON SHARE:


Basic and diluted loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period. No effect has been given to the outstanding shares subject to forfeiture issued to a financial services consultant during September 2006, as described in Note F[4].No effect has been given to the following outstanding potential common shares such as options, warrants and convertible instruments in the diluted computation as their effect would be antidilutive:



                                               NINE MONTHS ENDED

                                                 SEPTEMBER 30,

                                               2006            2005
                                               ----            ----



        Options                            1,623,415       1,515,915
        Convertible notes                     -            2,647,080
        Warrants                           2,442,372       7,676,532
        Common shares
         subject to forfeiture             1,500,000          -
                                          -----------    -----------
        Total                              5,565,787      11,839,527




[2] STOCK -BASED COMPENSATION:


Effective January 1, 2006, the Company has adopted SFAS No. 123 (Revised 2004), Share Based Payment, ("SFAS No. 123(R)") which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) supersedes the Company's previous accounting under SFAS No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company's 2003 Stock Option/Stock Issuance Plan (the "Option Plan") and all options granted outside the Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123(R) based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company's condensed consolidated financial statements, as of and for the nine months ended September 30, 2006, reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's net loss for the three and nine months ended September 30, 2006, is $54,000 and $126,000, respectively, higher than if it had continued to account for share-based compensation under APB No. 25.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company's stock option plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods:


                                                      THREE             NINE
                                                      MONTHS            MONTHS
                                                      ENDED             ENDED
                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                       2005            2005
                                                   ------------     ------------

Net Loss, as reported                            $ (1,210,000)      $(2,860,000)

         Deduct: Stock-based employee
         compensation expense included
         in reported net income, net
         of related tax effects.                        -                -

         Add: Total stock-based employee
         compensation expense determined under
         fair value based method for all
         awards, net of related tax effects.          (15,000)          (42,000)
                                                     ----------       ----------
Pro Forma Net Loss                               $ (1,225,000)      $(2,902,000)
           Net loss per common share:
                       as reported               $       (.12)      $      (.28)
                       pro forma                 $       (.12)      $      (.28)




The weighted-average fair values at date of grant for options granted during the nine months ended September 30, 2005 was $0.77. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                            2005
                                                      ---------------

             Expected life in years                        5-10
             Interest rate                             4.2% - 4.30%
             Volatility                                    80%
             Dividend yield                                 0%




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

NOTE D -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


                                    SEPTEMBER 30, 2006      DECEMBER 31, 2005
                                    -----------------       -----------------

         Professional fees               $ 42,000               $288,000
         Liquidated damages                38,000                 40,000
         Insurance                         40,000                   -
         Other                               -                    32,000
                                       ------------           ------------
         Total                           $120,000               $360,000


NOTE E -- AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SERVICE CENTER ("TTU")


On January 22, 2002, the Company entered into an exclusive license agreement with TTU with respect to receiving certain patented rights. The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTU (subject to anti-dilution protection). In addition, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTU technologies. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations. The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. As of September 30, 2006, such approval had not been obtained. In addition, the Company has agreed to reimburse TTU for all intellectual property protection costs and patent maintenance fees. On May 20, 2004, TTU agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock. Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations.

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

In January 2006, the Company entered into a Stage Three Sponsored Research Agreement with TTU for the period January 1, 2006, to December 31, 2006. In connection therewith, the Company made an initial payment of approximately $287,000 which is being amortized over the period of the research. Additional payments may be made to TTU under the agreement based on mutually agreed upon budgets.

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


        Convertible notes payable                $   31,000
        Common stock                                 31,000
        Warrants                                     38,000
                                                  ------------
            Total                                $  100,000

Based on the allocation of the relative fair values to the components of the private placement offering, the debt discount was calculated to be $855,000, which was amortized as expense to interest expense over the term of the notes.

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

Through October 27, 2005, an aggregate of $1,540,000 principal amount of Notes and approximately $97,000 accrued but unpaid interest thereon were converted into an aggregate of 1,544,490 shares of the Company's common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. Effective October 27, 2005, holders of $337,000 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company paid the remaining outstanding balance of $372,000 aggregate principal amount of Notes, together with approximately $97,000 of accrued interest thereon, to holders of Notes that had not converted their Notes into shares of Company common stock on or prior to October 27, 2005.

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

Through July 14, 2006, 5,156,035 Class A Warrants were exercised at an exercise price of $1.06 per share, and the Company received net proceeds from such exercises of approximately $5,190,000. The remaining 138,127 Warrants were redeemed by the Company during July 2006 at a minimal cost.

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

At September 30, 2006, the Company had the following warrants outstanding:




                                                                Number of Shares
                         Exercise Price   Expiration Date           Reserved
                        ---------------   ---------------        ---------------

        Placement Agent     .90              May 13, 2010           2,382,372
        Other              1.00             July 28, 2009              50,000
        Other              1.06        September 13, 2009              10,000
                                                                   ===========
        Total                                                       2,442,372



[3] STOCK OPTION/STOCK ISSUANCE PLAN

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

During the year ended December 31, 2004, in connection with the change in status of an option holder from a member of the Board of Advisors to Director, the Company recorded deferred stock compensation of $13,000, representing the difference between the exercise price and the market value of the Company's common stock on the date such stock option holder's status was changed. Deferred compensation is included as a component of stockholders' equity (capital deficiency) and is being amortized to expense over the remaining vesting period of the stock options. Such amortization expenses were $3,000 for the nine months ended September 30, 2006.

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTechTM. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to certain vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $23,000 and $141,000 for the nine months ended September 30, 2006 and the full year 2005 respectively. The Company will record additional charges as and when the options vest at the then fair value.

On June 9, 2006, the Company's stockholders approved an increase of 1,500,000 shares of common stock from the 1,629,168 shares of common stock available to be granted under the Plan increasing the number of shares to 3,129,168.

Additional information on shares subject to options is as follows:

At September 30, 2006, 1,505,753 options were available for grant under the Plan. The following tables present information relating to stock options under the Plan as of September 30, 2006.


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                        2006                              2005
                                            -----------------------------      ------------------------
                                                                Weighted                        Weighted
                                                                 Average                         Average
                                                                 Exercise                        Exercise
                                                Shares           Price          Shares           Price
                                              ---------      ------------       ------          ----------

Options outstanding at beginning of
     period                                   1,535,915      $   0.29           1,119,387        $  0.23
Granted                                          87,500      $   1.78             396,528        $  0.40
                                            -------------                      -------------

Options outstanding at end of period          1,623,415       $  0.37           1,515,915        $  0.28
Options exercisable at end of period          1,305,639       $  0.37             962,600        $  0.26
                                            ------------                       -------------
Options not vested at end of period             317,776                           553,315
                                            ============                       =============
Options vested or expected to vest            1,623,415                         1,515,915




                                                SEPTEMBER 30, 2006


                          OPTIONS OUTSTANDING                        OPTIONS EXCERCISABLE
                          -------------------                        --------------------

                                      WEIGHTED        WEIGHTED                  WEIGHTED
                                       AVERAGE         AVERAGE                  AVERAGE
     RANGE OF                         EXERCISE        REMAINING                 EXERCISE
  EXERCISE PRICE       SHARES          PRICE        LIFE IN YEARS     SHARES      PRICE
 ---------------     ---------    ---------------   --------------    ------    --------

@$0.18 -  0.20        1,325,055          0.19           5.0         1,087,313       0.19

@$0.85 -  0.94          178,360          0.85           8.1           116,244       0.86

@$1.06 -  1.17           20,000          1.07           8.4            12,500       1.08

@$1.40 -  1.60           50,000          1.45           8.9            50,000       1.45

@$2.15 -  2.42           50,000          2.21           8.9            39,582       2.21

                      1,623,415        $ 0.37           5.6         1,305,639     $ 0.37
                      ==========      ========        ========      ==========    =======

Aggregate
intrinsic value     $ 1,707,482                                 $   1,381,419
                    =============                               =============



As of September 30, 2006, there was $68,000 of total unrecognized compensation cost related to non-vested employee share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.54 years.

The weighted-average fair values at date of grant for options granted during the nine-month period ended September 30, 2006 and 2005 were $1.43 and $0.77 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:






                                           2006                    2005
                                        -----------            -----------

Expected life in years                      5-10                    5-10
Interest rate                          4.53% - 5.15%           4.2% - 4.30%
Volatility                                  80%                     80%
Dividend yield                              0%                       0%


[4] STOCK ISSUED TO FINANCIAL ADVISOR

On September 12, 2006, the Company entered into a three year agreement with a financial advisor for consulting services related to corporate finance and other financial services. The services which the financial advisor will perform, shall include, assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in next 18 months from the date of the agreement. As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria set forth in the agreement.In addition, the agreement provides for a fee if the financial advisor acts as a finder or financial consultant in various business transactions in which the Company may be involved such as mergers, acquisitions or joint ventures during the term of the agreement.

Accordingly, the Company recorded a $29,000 charge during the third quarter for the estimated cost of those financial services for the three-month period ended September 30, 2006. The Company will record an additional expense related to this stock issuance as and when the performance criteria are met at the market price of the stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS


We were founded in 2001 as "HemoBioTech, Inc.," a Texas corporation. In 2003, we incorporated a sister corporation named "HemoBioTech, Inc." in the State of Delaware. On December 1, 2003, HemoBioTech, Inc. was merged with and into HemoBioTech, Inc., with HemoBioTech, Inc. as the surviving entity.

We are primarily engaged in the research and development of human blood substitute technology exclusively licensed from Texas Tech University Health Services Center, although in 2003, 2004, 2005 and in the nine months ended September 30, 2006, most of our working capital was used to pay for general and administrative costs including salaries, legal and accounting fees and the continuation of our sponsored research agreement with Texas Tech University. After reviewing the blood substitute technology developed by researchers at Texas Tech, in January 2002 we licensed from Texas Tech the exclusive rights to various alternative compositions of HemoTechTM, a novel blood substitute that is based on hemoglobin (which is the key protein in red blood cells that carries oxygen) of both bovine (cow) and human origin, as well as methods for its production and use. What makes HemoTechTM a novel potential blood substitute product is the fact that it is comprised of hemoglobin that has been isolated from bovine blood and then chemically modified to make the product non-toxic. We also have an agreement with Texas Tech that any patent issued from its patent application relating to the induction of erythropoiesis (which is the production of red blood cells by the body) will be included under our exclusive license with Texas Tech. In addition to our license and patent agreement with Texas Tech, we entered into a sponsored research agreement with Texas Tech in July 2002, under which we are entitled to use certain of Texas Tech's production and research and development facilities in Lubbock, Texas.

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


RECENT DEVELOPMENTS

On September 12, 2006, the Company entered into a three year agreement with a financial advisor for consulting services related to corporate finance and other financial services. The services which the financial advisor will perform, shall include, assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in next 18 months from the date of the agreement. As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria set forth in the agreement.In addition, the agreement provides for a fee if the financial advisor acts as a finder or financial consultant in various business transactions in which the Company may be involved such as mergers, acquisitions or joint ventures during the term of the agreement.

Accordingly, the Company recorded a $29,000 charge during the third quarter for the estimated cost of those financial services for the three-month period ended September 30, 2006. The Company will record an additional expense related to this stock issuance as and when the performance criteria are met at the market price of the stock.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an
interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial reporting, and we are currently evaluating the impact, if any, the adoption of FIN 48 will have on our disclosure requirements.

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

HemoTechTM must undergo several major stages of production, development, and clinical testing before being in a position to submit its New Drug Application ("NDA") to the FDA, as follows:

 o   PRODUCTION OF HEMOTECHTM.  In order to produce  HemoTechTM for Phase I U.
     S. clinical trials, we must complete certain upgrades of the current HemoTechTM production facilities located at Texas Tech. The initial stage of these upgrades was completed during the second quarter of 2005. Additional necessary upgrades are planned for 2006. A portion of these upgrades are contemplated by our Stage 3 Sponsored Research Agreement with Texas Tech. We paid $287,000 to Texas Tech on January 12, 2006, when we entered into our Stage 3 Sponsored Research Agreement. In addition to the upgrades contemplated in the Stage 3 Sponsored Research Agreement, we plan to make additional upgrades and modifications to our existing production facility and equipment. These additional upgrades will be completed during 2007, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials, unexpected costs associated with construction and our ability to raise sufficient capital in order to complete such upgrades.

 o PREPARATION AND SUBMISSION OF U.S. IND APPLICATION. We started preparing our U.S. IND application on December 13, 2004, when we entered into our Phase 2 sponsored research agreement with Texas Tech. Under our Phase 2 sponsored research agreement, Texas Tech has agreed to assist us in preparing our U.S. IND application by providing certain services, including converting information contained in the European IND application into digital format and analyzing our proposed Phase I U.S. clinical trial testing procedures, to be set forth in our U.S. IND application. To further implement the preparation of the IND application, the Company had a Pre-IND meeting with the FDA on April 21, 2006. As a result of that meeting, the company expects to submit the US IND during 2007 at a cost of approximately $2,000,000 or greater, although there can be no assurance that we will meet this deadline or budgeted amount.


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

We expect that our Phase I U. S. clinical trials would take approximately six to nine months to complete from the date we start such trials, though such trials could take significantly longer to complete, depending on, among other things, the rate of production of HemoTechTM and the availability of patients. We estimate that we will be required to raise an additional approximately $6 - 10.0 million over the next seventeen months in order to fund our Phase I U.S. clinical trials from start to finish and to cover the related expenses described above. If submission or acceptance of our U.S. IND application is delayed for any reason, and if we are unable to raise such additional capital in a timely manner, commencement of our Phase I U. S. clinical trials would also be delayed.

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

RESULTS OF OPERATIONS


We are a development stage company and have not generated any revenue from inception through September 30, 2006. Until the consummation of our October 2004 private placement, we did not have the financial resources to engage in any significant research and development activities. Warrant exercises for the period January 1, 2006 through July 14, 2006 provided net proceeds of approximately $5,190,000 and enabled us to engage in certain research and development activities in addition to funding our general operations.

Total expenses, and thus our losses, totaled $7,151,000 from October 3, 2001 (inception) through September 30, 2006. Such losses included $3,454,000 during 2005, and $1,586,000 for the nine months ended September 30, 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Total expenses, and thus our losses, for the three months ended September 30, 2006, were $484,000 compared with $1,210,000 for the same period a year ago resulting from significantly lower interest costs and somewhat lower operating expenses.

Net interest costs were approximately $589,000 lower due to amortizations of debt issue and debt discount ($269,000 and $238,000 respectively) costs incurred during the three months of 2005 that did not repeat in the 2006 period. Total amortization of these costs was completed during 2005. Interest costs relating to our 10% Convertible Promissory Notes was $0 for the 2006 period compared to $47,000 in the previous year as these notes were either converted into common stock or paid by April 2006. (See Liquidity and Capital Resources below). Interest income for the current period includes $48,000 earned from cash and cash equivalents.

General and Administrative costs were $398,000 for the three months ended September 30, 2006, a decrease of $121,000 compared with the same period in the prior year. This decrease results from lower professional fees more than offsetting higher compensation costs from our adoption of SFAS 123(R), "stock based compensation" resulting in a charge to general and administrative expenses of approximately $35,000, and increased salary and related costs. Higher professional fees in the prior year resulted from the completion of the company's SB-2 registration during 2005.

Research and Development expenses were $134,000 for the 2006 period, a decrease of $16,000 compared with the same period in 2005. The 2005 period includes a charge related to stock based compensation granted our consultant and acting Vice President and Principal Investigator of Research and Development that had a fair value of $115,000. Excluding this charge, the current period expenses were higher due to increased regulatory consultant costs and increased amortization of our Sponsored Research Agreement with Texas Tech University during the 2006 period. In addition, stock-based compensation related to the adoption of SFAS 123(R) included $19,000 in the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Total expenses, and thus our losses, for the nine months ended September 30, 2006, were $1,586,000 compared with $2,860,000 for the same period a year ago resulting from significantly lower interest costs, offset by somewhat higher general administrative and research costs.

Net interest costs were approximately $1,590,000 lower due to amortizations of debt issue and debt discount ($662,000 and $781,000 respectively) costs incurred during the first nine months of 2005 that did not repeat in the 2006 period. Total amortization of these costs was completed during 2005. Interest costs relating to our 10% Convertible Promissory Notes was lower for the 2006 period as all notes were either converted to common stock or paid by April 2006. (See Liquidity and Capital Resources below). Interest cost for the 2006 period includes a conversion charge of $43,000 related to $225,000 principal value of those notes converted during the first four months of 2006, which represents the difference between the conversion price and the market price at the date of conversion. Interest income was $89,000 for the 2006 period compared with $40,000 for the same period last year resulting from increased cash and cash equivalents and a slightly higher interest rate.

General and Administrative costs were $1,210,000 for the nine months ended September 30, 2006, an increase of $130,000 compared with the same period in the prior year. This increase results from our adoption of SFAS 123(R), "stock based compensation" resulting in a charge to general and administrative expenses of approximately $122,000, increased salary and related costs of $135,000, combined with higher office expenses more than offsetting lower professional fees when compared with costs of the prior year.

Research and Development expenses were $412,000 for the 2006 period, an increase of $186,000 compared with the same period in 2005. This increase results from significantly higher regulatory consulting costs and amortization of our Stage Three Sponsored Research Agreement with Texas Tech University The 2005 period includes a charge related to stock based compensation granted our consultant and acting Vice President and Principal Investigator of Research and Development that had a fair value of $115,000. In addition, stock-based compensation related to the adoption of SFAS 123(R) included $4,000 in the nine months ended September 30, 2006.

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

During the period of August 2005 through April 2006, an aggregate of $1,765,000 principal amount of our notes and $115,000 of accrued but unpaid interest was converted into an aggregate of 1,687,301 shares of our common stock at negotiated conversion prices ranging from $1.06 to $1.96 per share. The inducement feature corresponding with the conversion of the $225,000 principal value was $43,000.

Through July 14, 2006, 5,156,000 Class A Warrants were exercised at an exercise price of $1.06 per share, and the Company received net proceeds from such exercises of approximately $5,190,000.

We intend to use our available cash, cash equivalents and short term investments (of which there is approximately $4,677,000 remaining as of September 30, 2006), over the next twelve months to pay for the following costs and expenditures:

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

We believe the cash, cash equivalents and short term investments available to us at September 30, 2006 will be sufficient to conduct the activities described above through the next twelve months. In order to complete our planned operations and clinical trials we will need to raise an additional approximately $6-10 million within the next seventeen months, although there can be no assurance that we can meet this timeframe.

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



ITEM 6. EXHIBITS


31.1 Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule under 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1      * Certification  of Principal  Executive  Officer  required under
          Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C Section 1350

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


HEMOBIOTECH, INC.

 Dated: November 8, 2006           By: /s/ Arthur P. Bollon, Ph.D.

                                   Dr. Arthur P. Bollon- Chairman of the
                                   Board and Chief Executive Officer
                                   (PRINCIPAL EXECUTIVE OFFICER)


 Dated: November 8,  2006          By: /s/ Mark J. Rosenblum

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