Form 10KSB
period 2006-12-31
HEMOBIOTECH, INC.
filed 2007-03-27
CIK 1301348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 0-24050

HEMOBIOTECH, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	33-0995817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 SPRING VALLEY RD, SUITE 1040 - WEST
DALLAS, TEXAS	75244
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (972) 455-8950

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer's revenues for the fiscal year ended December 31, 2006 were $0.

As of March 16, 2007, 18,436,887 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

On that date, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on March 21, 2007) held by nonaffiliates of the Registrant was $13,374,409 (7,039,163 shares at $1.90 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Issuer’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-KSB, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, the matters discussed in this document may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of HemoBioTech, Inc., and its management and are valid only as of today, and we disclaim any obligation to update this information. These statements are subject to known and unknown risks and uncertainties that may cause actual future experience and results to differ materially from the statements made. Factors that might cause such a difference include, among others the successful pre-clinical development, the successful completion of clinical trials, the FDA review process and other governmental regulation, pharmaceutical collaborator interest and ability to successfully develop and commercialize drug candidates, competition from other pharmaceutical companies, product pricing and third party reimbursement, and other factors which are included in this report and HemoBioTech, Inc.'s other reports filed with the Securities and Exchange Commission.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

PART I

ITEM 1. BUSINESS

We were founded in 2001 as "HemoBioTech, Inc.," a Texas corporation. In 2003, we incorporated a sister corporation named "HemoBioTech, Inc." in the State of Delaware. On December 1, 2003, HemoBioTech, Inc. (Texas) was merged with and into HemoBioTech, Inc., (Delaware) with HemoBioTech, Inc. (Delaware) as the surviving entity. Our principal executive offices are located at 5001 Spring Valley Road, Suite 1040 - West, Dallas, TX 75244, and our telephone number is (972) 455-8950.

We are the exclusive licensee of what we believe is an innovative human blood substitute product, which we call "HemoTech". HemoTech is comprised of hemoglobin that has been isolated from bovine blood and then chemically altered to make the resulting product non-toxic. It is the combination of these elements that we believe makes HemoTech a novel product. HemoTech is intended to address an increasing, yet unmet, demand for safe and inexpensive blood in the United States and around the world. We believe HemoTech is non-toxic based on initial foreign clinical studies.

Dr. Mario Feola and Dr. Jan Simoni, Texas Tech University Health Science Center School of Medicine ("TTUHSC") researchers and recognized blood substitute authorities, developed HemoTech over 20 years of research. HemoTech has been tested in a European pre-clinical regulatory study conducted at the Research Toxicology Centre S.p.A. in Rome, Italy, in 1990 to 1992 and preclinical studies at ISI St. Antimo in Naples, Italy from 1989 to 1991 and a limited human clinical trial in Africa in 1990, with what we believe to be favorable results. These initial studies suggest, although no FDA approved studies have been undertaken and there can be no assurance that later stage trials will confirm these findings, that this novel red blood cell substitute:

•	can act as a carrier of oxygen;
•	produces no adverse toxicity of the kidneys, or the nervous system;
•	produces no adverse inflammatory reactions;
•	can dilate the blood vessels (which is called vasodilatory activity) and can reduce narrowing of blood vessels (or vasoconstriction) that follows hemorrhage;
•	has erythropoietic activity (which is the production of red blood cells in the body);
•	has lower oxygen affinity (which is how tightly oxygen binds to the hemoglobin) than other competing blood substitutes, approximating the oxygen affinity of native human red blood cells;
•	has the ability to remain in the blood vessels; and can sustain a close-to-normal amount of plasma in the blood.

We have obtained an exclusive, worldwide license from Texas Tech University for the core patents covering certain key markets, including primary markets in North America, Europe and Asia. We also have a strategic partnership with TTUHSC that allows us to utilize research and production facilities at TTUHSC and TTUHSC scientists, surgeons and medical staff. Our relationship with TTUHSC is governed by license and research agreements that, among other things, grant us the exclusive worldwide intellectual property rights to the HemoTech technology in exchange for equity ownership and payment of the fees associated with our use of TTUHSC facilities, materials and personnel.

We believe the structure of these license and research agreements could be attractive to potential pharmaceutical company partners and could be positive factors for the commercializing of HemoTech.

Background

The development of HemoTech is based on the idea that free hemoglobin-based blood substitutes can no longer be considered simply vehicles for transporting oxygen and carbon dioxide. Rather, they should possess properties that diminish the intrinsic toxic effects of hemoglobin and help eliminate the abnormal reactions associated with the loss of blood pressure and the lowering of vital signs resulting from the loss of blood during hemorrhage. We believe we have a purification method necessary for the purity of our hemoglobin solutions. We believe this purification method will allow us to produce HemoTech in a cost-effective manner by avoiding many of the expensive and capital intensive purification methods used by some of our competitors.

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

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

In addition to peacetime need, emergencies typically add to the demand for blood substitutes. For many years, the U.S. military has had an interest in an effective blood substitute.

There are several critical factors shaping the U.S. blood market. The market is facing increasing demand while the available supply remains stagnant. Banked blood continues to increase in cost and still entails risks related to infection and immune response. A safe, cost effective blood substitute has numerous advantages over the current blood supply:

•	minimize the risk of infections by infectious agents such as hepatitis and HIV (which causes AIDS) and adverse reactions in patients;
•	be compatible with all blood types, allowing earlier administration, increasing survivability for trauma patients and preventing supply shortages related to specific blood types;
•	possess a significantly longer shelf life (six months or greater) than that of donated red blood cells (42 days), allowing a wider range of administration and increased stockpiling; and
•	derived from a potentially large supply, countering the critical shortage of banked human blood worldwide.

HemoBioTech, Inc.'s scientific team has delineated molecular mechanisms to explain both HemoTech's non-toxicity and pharmacological activities. This team first identified the factors that lead to toxicity. They then developed both an isolation method that ensures the purity of Hb solutions and a chemical modification method that results in the lack of intrinsic toxicity. This research led to the development of HemoTech, which, in addition to its physiological properties of Hb, has additional pharmacological activities that effectively eliminate blood vessel constriction, improve the release of oxygen into the body and produce an anti-oxidant and anti-inflammatory effect and induces erythropoiesis production (production of red blood cells).

Our Product

Our product, HemoTech, is an oxygen-carrying solution that performs like red blood cells. It can address an increasing yet unmet demand for safe and inexpensive blood in the US and around the world. It also can address many of the medical, logistical and economical concerns associated with red blood cell transfusion.

HemoTech is created by reacting pure bovine hemoglobin with three chemicals: o-adenosine 5'-triphosphate ("o-ATP"), o-adenosine and reduced glutathione ("GSH"). These chemicals permit chemical modification of the hemoglobin to create the observed beneficial activities of HemoTech and introduce necessary changes to the hemoglobin that control oxygen affinity and other biological activities.

The use of o-adenosine has a number of biological benefits. First, it counteracts the properties of hemoglobin that cause narrowing of the blood vessels. Additionally, the o-adenosine reduces the potential of hemoglobin to cause inflammation in the body. HemoTech also relaxes hemorrhage-induced narrowing of the blood vessels. GSH permits the alteration of the surface charge of HemoTech, which is also an essential feature of our novel hemoglobin modification procedure. GSH also lowers oxygen affinity to a level that is near that of native red blood cells.

Bovine blood isolated and utilized for the commercial production of HemoTech will be taken only from healthy cows from a controlled herd with records over several generations and a controlled diet to protect against "BSE" (bovine spongiform encephalopathy, also known as mad cow disease). Immunological test for special proteins called prions which cause BSE can be utilized to test brain and spinal cord material.

We believe that blood substitutes currently undergoing FDA trials have limited potential for success in the broad human blood use market because they generate various levels of hemoglobin-based toxicity. A number of blood substitute candidates were developed before the intrinsic toxicity of hemoglobin was identified, and few companies have modified their approach to creating blood substitutes based on recent findings related to hemoglobin toxicity because of significant investments already made to advance lead compounds through FDA trials. Based on initial studies, we believe that HemoTech's primary benefits include:

•	non-toxicity:
•	an oxygen affinity that closely mimics that of human red blood cells and does not cause an adverse affect that results from excessive interaction with oxygen;
•	the stimulation of the production of red blood cells in the body, which allows the body to replace its native blood supply in half the time it would otherwise take following a transfusion;
•	a half life of approximately 24 hours, which is desirable given the body's ability to produce red blood cells, which allows the body to replace it with its own supply;
•	high purification, which may eliminate the risk of infection and adverse immune reactions in patients;

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

•	the ability to be stored at 4ºC (39ºF) for six months or more and for an extended period when frozen (compared to 42 days for banked blood at 4ºC), and the ability to be stockpiled easily;
•	compatibility with all blood types and availability for administration within minutes;
•	the ability to be produced from a ready and vast supply of cow blood; and
•	the potential to be produced at a price competitive with current banked blood and other blood substitute products.

Clinical Status

HemoTech underwent foreign pre-clinical and human clinical testing in the late 1980's and early 1990's. Pre-clinical testing included research performed by TTUHSC at its laboratories in Lubbock, Texas in the mid to late 1980's, at ISI St. Antimo Laboratories in Naples, Italy from 1989 through 1991, and a European IND study conducted from 1990 through 1992 at the Research Toxicology Center S.p.A. (the "RTC") in Rome, Italy. This research was based on the following:

•	in vivo animal studies; and
•	in vitro testing using various human cell lines.

These tests focused on:

•	toxicity;
•	the way in which the product affects blood vessels;
•	immunological and inflammatory activity, as well as the way in which HemoTech interacts with oxygen (which is called oxidative activity);
•	stability; and
•	therapeutic potential.

We believe the results of these pre-clinical tests support HemoTech's non-toxicity and biological activity, although there can be no assurance that future later stage trials will confirm these findings. These pre-clinical tests generated more than 80 abstracts and papers, and an official European IND report has been issued supporting the pre-clinical non-toxicity results in cell and animal studies.

The human non-FDA clinical trial was performed at the Institut de la Recherche en Sciences de la Sante, Centre de l'Anemie S. S. (Kinshasa, Zaire) in 1990. In that study, nine children suffering from sickle cell anemia received HemoTech in significant volumes (approximately 25% of total blood volume) over a two-hour period. These patients experienced significant near-term improvements as their general condition improved, episodes in which sickle cells block the blood vessels were reduced, pain was quickly relieved, and blood vessel dilatation and better tissue oxygenation were indicated. The patients were monitored over a three-month period. These studies showed no toxicity and an induction of red blood cell production. These studies were published in the medical journal, Surgical Gynecology & Obstetrics, volume 174, number 5, pages 379-386 (1992). In addition to the clinical improvements in the patients, these initial studies indicate that HemoTech:

•	produces no adverse kidney, nervous system, oxidative or inflammatory reactions in humans;
•	can reduce the narrowing of blood vessels that follows hemorrhage;
•	has low oxygen affinity and can work as a physiological oxygen carrier;
•	induces red blood cells production in the body;
•	has prolonged intravascular persistence; and
•	can sustain a close-to-normal level of plasma in the blood.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

The results of the HemoTech clinical studies have not demonstrated any negative side effects. Since the results of the HemoTech clinical studies showed that the product promotes vasodilation, rather than narrowing of the blood vessels, and that the product increases red blood cell production, the product has indicated, in such clinical studies, that it is non-toxic. However, the corporation that sponsored the European IND faced financial difficulties that were independent of the HemoTech program and therefore was unable to continue to sponsor the program. Accordingly, the HemoTech technology was returned to TTUHSC in 1995. TTUHSC subsequently constructed a production facility for HemoTech and attempted to raise money to support the research, development, testing and commercialization of HemoTech, but these activities were outside the scope of TTUHSC's expertise, so the university then sought to license the HemoTech technology. In 2002, we entered into our license agreement with TTUHSC.

We believe the results of the HemoTech clinical trials are significant because they represent a rare example of a non-toxic administration of a blood substitute product. Furthermore, this trial demonstrated in humans the pharmacological activity of HemoTech. There can be no assurance, however, that future later stage trials will support or confirm these findings.

The HemoBioTech team, under the direction of Dr. Simoni, is currently working on advanced research in the fields of toxicity and efficacy which will be funded by us, and expects to develop innovative modifications of the existing patented technology resulting in new clinical applications for HemoTech in the following areas:

•	trauma and blood disorders;
•	cardiopulmonary bypass surgery including angioplasty;
•	organ and tissue transplantation; and
•	oncology (the treatment of cancer).

One of the chief objectives of the team is to further evaluate the pharmacological effects of HemoTech. The proposed research is aimed at further understanding the vasodilatory and anti-inflammatory action of HemoTech at the molecular level. The team also is developing improved laboratory methods for the evaluation of clinical samples during HemoTech's human trials, which will be licensed by us.

Research and Development Activities

During the years ended December 31, 2006, and 2005, the Company's financial statements reflect, $638,000 and $346,000 respectively, charged to expense for research and development activities.

On January 22, 2002, the Company entered into an exclusive license agreement with TTUHSC with respect to receiving certain patented rights. The Company is committed to the exploitation of such patented rights. In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection). In addition, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies. The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations. As of December 31, 2006, such approval had not been obtained. In addition, the Company reimburses TTUHSC for all intellectual property protection costs and patent maintenance fees related to HemoTech. On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock. Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations.

In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006, subject to a two-year extension to be mutually agreed on by the parties in the second year of the agreement and prior to December 31, 2006. Our Stage III SRA was for the period January 1, 2006 through December 31, 2006. Through the SRA, the Company funds, on a yearly basis, costs associated with the further research of HemoTech conducted at TTUHSC. In December 2004 and January 2006, the Company paid approximately, $231,000 and $287,000 respectively, to fund the ongoing phases of research under the SRA.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be amortized over the period of the research. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets. The SRA IV activities include maintaining the animal facility which houses a controlled herd of Hereford cows needed for the production of HemoTech and assistance in the implementation of FDA recommendations received at a Pre-IND meeting with the FDA in April 2006. The SRA IV activities also include the manufacture of HemoTech. The product will be made at the production facility at TTUHSC and will be used for pre-clinical and clinical studies upon acceptance of the IND. The agreement will also involve further research and development with a focus on additional uses of HemoTech and expanded patent protection.

Intellectual Property

We have licensed from TTUHSC exclusive worldwide rights to HemoTech under a U.S. patent issued in August 1995. The patent, U.S. Patent No. 5,439,882, entitled "Blood Substitute," and its foreign counterparts, claim various alternative compositions of the novel blood substitute based on hemoglobin of both bovine and human origin as well as methods for its production and use. Protection under this U.S. patent expires on August 8, 2012.

Under the terms of the license agreement, in 2002 we issued to TTUHSC in lieu of any royalties, licensing fees, sublicensing fees and any other payments (other than certain patent maintenance costs), 678,820 shares (approximately 5% of our then-authorized common stock) to TTUHSC. These shares initially were subject to anti-dilution protection until such time as we expend at least $15,000,000 on the research, development, testing and commercialization of HemoTech. In connection with the issuance of units in our October 2004 private placement, in lieu of receiving the entire number of shares of common stock to which it would have been entitled as a result of our issuance of units, under the terms of a letter agreement with us, dated May 20, 2004, TTUHSC agreed to accept an additional 135,765 shares of our common stock and an aggregate payment of $60,000 (including payment of patent maintenance costs and expenses paid by TTUHSC) in exchange for removing the anti-dilution provision. We have not made any other payments to TTUHSC under the license agreement and we are not required to make any payments under the license agreement except as follows:

•
to reimburse TTUHSC for certain patent maintenance costs of the HemoTech patent and any other patent that becomes covered by the license agreement, within 30 days of receiving notice from TTUHSC that such amounts are due;

•
to pay prosecution costs and costs of foreign counterpart applications on all future "designated inventions," which includes patentable inventions created by TTUHSC's employees under the Sponsored Research Agreement; and

•	cost to maintain our patent position in 21 foreign countries.

In May 2006 TTUHSC filed a new patent application to cover the induction of erythropoiesis (which is the increase of red blood cell production), which is a major activity of HemoTech. We have exercised our option to include this technology in our license agreement with TTUHSC. There can be no assurance that TTUHSC will be granted a new patent before August 2012 or at all. If issued, this new patent, exclusively owned by TTUHSC, could give us additional protection for the commercial use of HemoTech. Under the terms of our license agreement with TTUHSC, title to inventions made solely by inventive contributions of employees of TTUHSC shall be owned by TTUHSC; title to inventions made solely by inventive contributions of employees of HemoBioTech, shall be owned by HemoBioTech; and title to inventions made by joint inventive contributions of employees of both TTUHSC and HemoBioTech shall be jointly owned by TTUHSC and HemoBioTech. In addition to the proposed erythropoiesis patent, the Company, working with TTUHSC, are developing a broad patent strategy that focuses on improvements in production and purification methods used in the manufacturing of HemoTech, use of HemoTech and other potential future product formulations for specific medical indications, formulaic modifications of HemoTech's platform technology and use of the platform technology for other targets.

In addition to our U.S. rights, we enjoy patent protection in several European and Asian nations as well as Australia and Canada. In all, our licensed foreign patents have been issued by or designated (in the case of patents issued by the European Patent Office) in 21 foreign nations. Furthermore, continued testing of HemoTech may, although there can be no assurance, result in refinements that are patentable, thereby extending patent protection for forthcoming HemoTech derivatives.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

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

The Need for Blood Substitutes

There are several critical factors shaping the U.S. market. The market is facing increasing demand while the available supply remains stagnant. Banked blood continues to increase in cost and still entails risks related to infection and immune response. A safe, cost effective blood substitute has numerous advantages over the current blood supply. We believe that, among other qualities, an effective blood substitute would:

•	minimize the risk of infections by infectious agents such as Hepatitis and HIV (which causes AIDS) and adverse reactions in patients;
•	be compatible with all blood types, allowing earlier administration, increasing survivability for trauma patients and preventing supply shortages related to specific blood types;
•	possess a significantly longer shelf life (6 months or greater) than that of donated red blood cells (42 days at 4ºC), allowing a wider range of administration and increased stockpiling; and
•	derived from a potentially large supply, countering the critical shortage of banked human blood worldwide.

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

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

Blood Supply Safety

Sensitive screening tests in the United States have greatly reduced the risk of infectious disease transmission in the domestic population, but unacceptable risks still remain. Based on a 2001 report of the American Association of Blood Banks, the risk of infection from, or adverse reaction to, a single blood transfusion is:

•	1:100 for minor allergic reactions
•	1:2,500 for bacterial infections
•	1:50,000 for human T cell Leukemia virus
•	1:250,000 for Hepatitis B
•	1:543,000 for Hepatitis C
•	1:600,000 for fatal hemolytic reaction
•	1:1,930,000 for HIV

These probabilities compound quickly, however, for major procedures, such as organ transplants and trauma, which require fifty units of blood on average. Even in minor surgeries, which require six to eight units of blood, the probabilities of contracting infections or experiencing adverse reactions are not insignificant.

We believe that our product's initial foreign clinical testing produced data that supported HemoTech's biological activity and non-toxicity in humans. Additionally, the product demonstrated anti-inflammatory and vasodilatory activity, as well as erythropoietic activity. No negative side effects have been seen to date, prompting more than 80 abstracts and papers, and an official European New Drug Application supporting the preclinical non-toxicity results in cell and animal studies. Subsequent to HemoTech's clinical studies, HemoBioTech's researchers delineated the molecular mechanisms of HemoTech. These data confirm the properties of HemoTech observed during clinical studies and constitute positive support for potential future FDA regulatory filings by HemoBioTech as well as valuable information for future product research and development.

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

The preference for bovine hemoglobin as an erythrocyte substitute, first proposed by the TTUHSC researchers, was based on indications that bovine hemoglobin was more effective than isolated human hemoglobin at transporting oxygen; that bovine erythrocytes were widely available; and that human and bovine diseases transmissible by blood could be avoided by collecting erythrocytes exclusively from select healthy cattle. Bovine blood isolated and utilized for production of HemoTech is taken only from healthy cows, from a controlled herd.

HemoBioTech has the exclusive worldwide license from TTUHSC covering all intellectual property associated with HemoTech. The Company further has access to TTUHSC staff and equipment necessary to produce, test, and certify HemoTech, with access to University laboratory facilities and a blood substitute production facility TTUHSC has constructed on its campus specifically for the production of HemoTech. HemoBioTech has the right to assist in recruiting personnel, including student interns, and obtaining state and federal grants for its research, development, and manufacturing programs.

Business Strategies

We believe the most likely path to commercialization of HemoTech, if ever developed and approved for sale, will involve a partnership with a major pharmaceutical company. Because commercialization of a major pharmaceutical product requires a significant amount of capital, HemoBioTech will seek to identify and enter into partnership agreements with one or more pharmaceutical companies to partner in the late stages of clinical trials.

HemoBioTech's ability to research, develop, and successfully commercialize HemoTech is dependent upon its collaborative relationships with TTUHSC as well as outside consultants. Our outside consultants will collaborate on key projects and are assisting HemoBioTech in their creation and submission of the U.S. IND (Investigational New Drug) application, clinical trials and conducting additional research activities.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

In order to achieve its goal, HemoBioTech has determined that it must meet the following objectives:

•
Upgrade its Current Production Facilities. To produce HemoTech for Phase I U. S. clinical trials, HemoBioTech must complete upgrades to its current production facilities at TTUHSC. The initial phase of this plan was completed at the end of the second quarter of 2005. The second phase was completed during 2006. Financing the initial phase was included in HemoBioTech's Stage II Sponsored Research Agreement payment to TTUHSC in December 2004 and the additional upgrade is part of the Stage III sponsor agreement signed in 2006 as well as additional expenditures if necessary. Our Stage IV SRA includes upgrades to our production facilities based on FDA recommendations.

•
Preparation and Submission of U.S. IND Application. Under terms of their Stage II sponsored research agreement, TTUHSC provided HemoBioTech support services for preparation of its U.S. IND application. This included conversion of data from European IND application into electronic format, summarization and analysis of its pre-clinical CMC ("Chemistry Manufacturing and Controls") data and analysis of its proposed Phase I U.S. clinical trial testing procedures. The Company expects to complete preparation of its U.S. IND application and submit it to the FDA during 2007. The estimated cost of submitting the application is approximately $2,000,000 or greater.

•
Phase I of our U.S. Clinical Trials. A Phase I U.S. clinical trial for HemoTech will commence subsequent to the acceptance of the IND application. We estimate that our Phase I clinical trials (including costs of doing additional research and development of HemoTech during our Phase I U.S. clinical trials and the operational and overhead costs that we will incur during our Phase I U.S. clinical trials) could cost approximately $10.0 million, although the final cost could be more or less than this estimate.

Competition

If approved for commercial manufacture and marketing, we believe HemoTech will have a unique competitive advantage over other products under testing or under development since we believe HemoTech is the only product that addresses all aspects of the intrinsic toxicity (vasoconstriction, oxidative stress and inflammatory reactions) of hemoglobin. We believe the lack of toxicity in HemoTech, based on studies to date, is due to the chemical modification of the hemoglobin in our product. Furthermore, we believe our bovine-derived red blood cell product provides HemoTech with an additional competitive edge over products developed from outdated human red blood cells or from perfluorochemicals (which are synthetic chemical blood substitutes), because bovine blood is safer, more readily available, more convenient and more cost effective.

Our key competitors include:

•
Northfield Laboratories has been developing PolyHeme®, which is based on hemoglobin from what we believe to be outdated human blood. Although Northfield completed its Phase III U.S. clinical trials, in 2002 Northfield's product was rejected by the FDA for use in elective surgery due to results concerning safety and efficacy. Northfield has completed the PolyHeme(R) Phase III U.S. clinical trial for use in ambulatory trauma cases. Since Northfield's product has completed the Phase III U.S. clinical trial, it could be deemed to be at a more advanced trial stage than HemoTech, although their product was previously rejected by the FDA for use in elective surgery.

•
Biopure Corporation has been developing Hemopure®, a bovine hemoglobin-based blood substitute. Although Biopure completed its Phase III U. S. clinical trials, Biopure's product failed to receive a biologic license application clearance from the FDA in 2003. The FDA has asked Biopure to perform additional safety testing on its product.

•	Sangart, Inc. has created a hemoglobin-based blood substitute, Hemospan. The product is in clinical testing in both the U.S. and Europe.

•	SynZyme is developing HemoZyme, a hemoglobin-based blood. Since HemoZyme has only been tested in animals, the Company believes it is not at a more advanced trial stage than HemoTech.

•	Alliance Pharmaceutical has been developing Oxygent™, which is based on flurocarbon-based blood substitute. Alliance Pharmaceutical discontinued its U.S. clinical trials.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

•
Synthetic Blood International, Inc. is a development stage company, developing biotechnology products. It specializes in creating pharmaceuticals and medical devices in the fields of liquid ventilation, oxygen therapeutics, implanted glucose sensing, and blood substitutes using flurocarbon-based technology. Prior flurocarbon-based technologies have suffered from toxicity.

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

In order to gather sufficient data to demonstrate the safety and efficacy of a new drug or biologic, the manufacturer is usually required to sponsor clinical trials, i.e., trials in humans, under the jurisdiction of the FDA. In order to conduct or sponsor a clinical trial of a new drug or biologic, the manufacturer must submit an Investigational New Drug ("IND") application. The IND application must contain sufficient and specific animal test data, toxicological, pharmacological and other data to assure FDA that the initial clinical trial will not endanger the health of the patients or subjects involved. The Company has not submitted an IND to clinically test HemoTech in the United States, but anticipates submitting its IND during 2007. The Company will include in its IND application for HemoTech the results of the use of HemoTech in other countries. A Company may not begin clinically testing until its IND has been approved by the FDA or 30 days have elapsed since the filing and the FDA has not objected. However, as a practical matter, few manufacturers will begin clinical testing if the FDA has expressed concern about the proposed study.

The FDA recognizes three clinical trial phases. A Phase I study is typically closely monitored and may be conducted in patients or volunteer subjects. These studies are designed, in part, to determine the metabolic and pharmacologic actions of the drug or biologic, the side effects associated with increasing doses, to gain early evidence, if possible, of its effectiveness, and gather sufficient information to permit the design of well-controlled, scientifically valid Phase II study. Usually, a Phase I study involves between 20 and 80 subjects or patients, as the case may be.

Phase II studies include controlled clinical studies to evaluate the effectiveness of the drug or biologic for a particular indication in patients with a given condition under study to determine the common short-term side effects and risks associated with the drug or biologic. Phase II studies are well controlled, closely monitored, and conducted on a relatively small cohort usually involving no more than several hundred patients.

Phase III studies are expanded, well controlled and closely monitored studies designed to provide sufficient data so that FDA can determine the product's effectiveness and safety and to provide adequate basis for physician labeling. Phase III studies usually include from several hundred to several thousand patients.

Research and development activities are costly, time-consuming, and may not be successful, and there can be no assurance that our product candidate, HemoTech, even if it is approved to enter Phase I clinical trials, will be approved to enter subsequent phases or will be approved for marketing by the FDA. Moreover, even after completion of a Phase III study, FDA may decline to approve the New Drug Application or Biologics License Application, as the case may be.

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

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

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

Employees

As of December 31, 2006, the Company has five full-time employees and four employees through a contract with TTUHSC. Outside consultants are employed as needed to provide various services. We rely heavily on personnel employed by TTUHSC who provide services to us under the Sponsored Research Agreement. In addition, we also employ outside consultants from time to time to provide various services. We have experienced good employee relations and are not and never have been a party to a collective bargaining agreement.

The Company’s Executive Officers are as follows:

NAME	AGE	POSITION WITH COMPANY
Arthur P. Bollon, Ph.D.	64	Chairman of the Board of Directors, President and Chief Executive Officer
Mark J. Rosenblum, C.P.A.	53	Chief Financial Officer and Secretary
Jan Simoni, Ph.D., D.V.M.	56	Acting Vice President and Principal Investigator of Research and Development and Advisor
Mario Feola, M.D.	80	Chief Medical Officer

ARTHUR BOLLON, PH.D., Since April 8, 2003, Dr. Bollon has served on a full-time basis as our Chairman, President and Chief Executive Officer. In 1991, Dr. Bollon was a founder of Cytoclonal Pharmaceutics, Inc., a publicly traded biopharmaceutical company, and served as Chairman, President and Chief Executive between 1991 and 2002. In 1987 Dr. Bollon was a founder of Wadley Biosciences Inc. / LPL, a joint venture between Wadley Institute and Phillips Petroleum, and served as Chairman, President and Chief Executive Officer from 1987 to 1991.

MARK J. ROSENBLUM, C.P.A., Mr. Rosenblum joined us as our Chief Financial Officer on April 1, 2005. From August 1985 through June 2003, Mr. Rosenblum was employed by Wellman, Inc., a public chemical manufacturer. Between 1996 and 2003, Mr. Rosenblum was the Chief Accounting Officer, Vice President and Controller at Wellman, Inc.   Mr. Rosenblum is a certified public accountant.

JAN SIMONI, Ph.D., DVM, Dr. Simoni has served as our Acting Vice President and Principal Investigator of Research and Development since 2002, through a Sponsored Research Agreement with Texas Tech University, where he is employed. Dr. Simoni has also served as an Advisor since July, 2005. Since 1993, Dr. Simoni has served as the Blood Substitute Group Leader at TTUHSC and is an Associate Professor of Research in the Department of Surgery at TTUHSC, where Dr. Simoni co-invented HemoTech.

MARIO FEOLA, M.D., Dr. Feola has been our full-time Chief Medical Officer since November 1, 2004. From December 14, 2003 through October 31, 2004, Dr. Feola served as our Chief Medical Officer on a part-time basis. Dr. Feola has served as a Professor of Surgery at TTUHSC, where Dr. Feola co-invented HemoTech.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

Risk Factors

You should consider the following matters when reviewing the information contained in this document. You also should consider the other information incorporated by reference in this document.

We are a development stage company with no revenues or profits.

We are in the development stage and, through December 31, 2006, have generated no sales revenue and have no prospects for revenue in the foreseeable future. We currently have no source of operating revenue and there can be no assurance that we will be able to develop any revenue source or that our operations will become profitable, even if we are able to commercialize any products. Further, as a development stage company, we have a limited relevant operating history on which an evaluation of our prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the evolving, heavily regulated biotechnology industry, which is characterized by an increasing number of market entrants, intense competition and a high failure rate. In addition, significant challenges are often encountered by businesses shifting from developmental to commercial activities.

We have a history of losses and our future profitability is uncertain.

We have earned no revenue since our inception and have incurred a net loss of $8,136,000 from inception through December 31, 2006. We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the foreseeable future. Our ability to generate revenue is dependent on obtaining additional financing for our planned operations. Our immediate planned operations for the next eight to ten months include the payment of our general and administrative expenses (including salaries, legal and other professional fees, consulting and advisory fees, the costs associated with making certain upgrades to the HemoTech production facility, to begin the production of HemoTech, including preparation of our U.S. IND application. We believe our available cash, cash equivalents and short-term investments of approximately $4,193,000 at December 31, 2006, will be sufficient to complete our immediate planned operations through the next twelve months, and possibly longer, based on a current monthly normalized cash burn rate of approximately $150,000).

Following completion of our U.S. IND application, the next stage of our planned operations will include submission of our U.S. IND application to the FDA, and upon approval, commencement and completion of our Phase I U.S. clinical trials. Additional operations will include further research and development of HemoTech and payment of operational and overhead expenses that we will incur during our Phase I U.S. clinical trials as well as preparation for Phase II clinical trials, assuming Phase I clinical trials are successful. In order to complete these additional planned operations, we will need to raise additional capital. If we fail to generate enough cash resources, either from future equity or debt sales, exercise of our remaining warrants or revenue, our ability to implement our business plan and complete these planned operations will be materially affected, and you may lose all or substantially all of your investment.

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

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

•	our proposed product will be found to be ineffective or toxic, or that, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market;

•	that the proprietary rights of third parties will preclude our marketing of our proposed human blood substitute product; and

•	third parties will market superior or equivalent products.

We depend on key personnel, and the loss of such personnel could significantly impair our ability to further develop HemoTech, implement our business plan or continue operations.

Our success depends on the continued contributions of our executive officers and scientific and technical personnel and consultants. We are particularly dependent on Arthur P. Bollon, Ph.D., our Chairman, President and Chief Executive Officer, Dr. Mario Feola, our Chief Medical Officer, and Dr. Jan Simoni, our Acting Vice President and Principal Investigator or Research and Development and Advisor. Drs. Feola and Simoni are the two principal TTUHSC researchers who developed HemoTech. Drs. Feola and Simoni continue to be the two main developers of HemoTech. Dr. Simoni is an employee of TTUHSC and his services are made available to us under our Sponsored Research Agreement with TTUHSC. Dr. Simoni's activities related to research and development, production, regulatory and clinical testing of HemoTech are covered under the Sponsored Research Agreement with TTUHSC, which may be terminated at any time by either party on 90 days' prior written notice.

We currently have five full-time employees including Drs. Bollon and Feola and Mr. Mark Rosenblum, our Chief Financial Officer. We have entered into an employment agreement with Dr. Bollon which expires in October 2009, and we have entered into an employment agreement with Dr. Feola, in which Dr. Feola agreed to serve as our Chief Medical Officer until such time as either party terminates Dr. Feola's employment agreement. We have also entered into an employment agreement with Mr. Rosenblum, which expires in April 2008. We do not maintain "key person" life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. During our limited operating history, many of our key responsibilities have been assigned to a relatively small number of individuals. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business, although we have not experienced problems attracting or retaining key personnel to date.

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

Although the proposed products of our main competitors have been rejected by the FDA, have been abandoned and are not yet ready to submit their applications to the FDA for approval of their products, many of these competitors are continuing to develop and test their respective products. There can be no assurance that one or all of these products may be approved by the FDA before HemoTech, to the extent HemoTech ever receives FDA approval.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

In addition, our competitors also may generally be able to respond more quickly to new or emerging technologies or changes in regulatory requirements. These competitors may also:

•	benefit from greater economies of scale;
•	offer more aggressive pricing;
•	devote greater resources to the promotion of their products; and
•	be better positioned to develop future technologies.

We depend on, and will continue to depend on, collaboration with and licenses from third parties, and if we are not able to enter into such collaborations or licenses, or if these collaborations or licenses expire, terminate or fail, we may not be able to further develop HemoTech or implement our business plan without substantial additional expenditures and delays, if at all.

In addition to maintaining our collaborative relationship with TTUHSC, our strategy for the development, clinical testing, manufacturing and commercialization of our proposed human blood substitute product includes entering into various collaborations with corporate partners, licensors, licensees and other third parties in the future, and is dependent on the subsequent success of these third parties in performing their responsibilities. We intend to seek to enter into additional arrangements with other collaborators, although there can be no assurance that we will be able to enter into such collaborations and licenses, or, to the extent that we do, that such collaborations will be successful. Further, there can be no assurance that any future arrangements we may enter into will lead to the development of a human blood substitute product with commercial potential, that we will be able to obtain proprietary rights or licenses for proprietary rights with respect to any technology developed in connection with these arrangements or that we will be able to insure the confidentiality of any proprietary rights and information developed in such collaborative arrangements or prevent the public disclosure thereof.

In general, collaborative agreements provide that they may be terminated under certain circumstances. There can be no assurance that we will be able to extend any of our HemoTech collaborative agreements on their termination or expiration, or that we will be able to enter into new collaborative agreements with existing or new partners in the future. To the extent we choose not to or are unable to establish any additional collaborative arrangements, it would require substantially greater capital to undertake research, development and marketing of our proposed products into certain markets or find that the development, manufacture or sale of our proposed products in such markets is adversely affected by the absence of such collaborative agreements.

The FDA regulatory process is costly, lengthy and requires specific expertise, and even if we invest the time, money and other resources required to advance through the FDA approval process, we may never receive FDA approval of our only product, HemoTech.

We will rely initially on consultants with prior experience working with the FDA. We expect to hire experienced employees and consultants to analyze, prepare and present an IND application to the FDA. The process of obtaining regulatory approvals can be extremely costly and time-consuming and there is no guarantee of success. If we do not receive approval of our IND application, we will not be able to proceed with Phase I U.S. clinical testing. In addition, clinical testing is not predictable. Even if the FDA approves the IND application, we cannot guarantee that the FDA will approve our Phase I U.S. clinical results. Our failure to obtain required regulatory approvals would have a material adverse effect on our business, financial condition and results of operations and could require us to curtail or cease our operations.

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

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

product revenue. Further, regulation of manufacturing facilities by state, local and other authorities is subject to change. Any additional regulation could result in limitations or restrictions on our ability to utilize any of our technologies, thereby adversely affecting our operations.

We may in the future need to raise additional capital to continue our business.

The Company estimates that it has sufficient funds to meet the costs of its immediate planned operations, including preparation and submission of its U.S. IND application, upgrades to the HemoTech production facility and covering expected general and administrative costs. To meet the costs of the next stage of its planned operations, including the cost of additional upgrades to the HemoTech production facility, commencing and completing Phase I U.S. clinical trials, conducting additional research and development of HemoTech as Phase I U. S. clinical trials progress, and paying for operational and overhead costs that will be incurred during Phase I U.S. trials, the Company will need to raise additional capital. It is likely that the Company will seek to meet these liquidity requirements through public or private equity offerings or debt financings. There can be no assurance that the Company will be able to secure additional financing or obtain favorable terms on such financing if it is available.

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

The use of our proposed HemoTech blood substitute product in clinical trials and the marketing of any product may expose us to product liability claims. We currently have no product liability insurance, but will, however, attempt to obtain such insurance prior to commencement of such trials, if any. We are required by our license agreement with TTUHSC to obtain such insurance. There can be no assurance that we will be able to obtain such insurance or, if obtainable, that such insurance can be acquired at a reasonable cost or will be sufficient to cover all possible liabilities. In the event of a successful suit against us, lack or insufficiency of insurance coverage could have a material adverse effect on us. Furthermore, certain distributors of pharmaceutical and biological products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution. Failure to satisfy such insurance requirements could impede our ability to achieve broad distribution of our proposed product, which would have a material adverse effect on our business and financial condition.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

We currently use labs, equipment, personnel, research and development facilities and production facilities located at TTUHSC, and if we ever seek to or need to find or build alternate facilities, we may not be able to do so at all or, if we are, it will be costly and may cause significant delays in the development and commercialization of HemoTech, which could materially impair our operations.

We do not currently own, lease or operate any laboratory, research and development or manufacturing facilities. Our current plans include using labs, equipment, personnel and an upgraded blood substitute production facility located at TTUHSC for the production of HemoTech under our Sponsored Research Sgreement. After the completion of Phase II U.S. clinical trials for HemoTech, if any, our Sponsored Research Agreement with TTUHSC contemplates that we may establish independent manufacturing facilities either alone or through partnering. Establishing our own facilities would result in significant additional expenses and may result in potential delays in testing and production. Building and operating our own production facilities would require substantial additional funds and other resources of which there can be no assurance that we will be able to secure nor can there be any assurance that we would be able to enter into any arrangement with third parties to manufacture our product, if any, on acceptable terms or at all. Certain products outside the United States will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that we will be successful in establishing any additional collaborative arrangements, or that, if established, such future partners will be successful in commercializing products.

Uncertainty over proposed health care reforms and whether the costs of using our proposed product will be reimbursed to consumer health insurance companies could cause our product to become unmarketable, which would result in our inability to generate revenue.

Our success in generating revenue from sales of our proposed HemoTech blood substitute product may depend, in part, on the extent to which reimbursements for the costs of such a product and related treatments will be available from government health administration authorities, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly-approved health care products. There can be no assurance that adequate third-party insurance coverage will be available for us to establish and maintain price levels sufficient for realization of an appropriate return on our investment in developing new products. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new therapeutic and diagnostic products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage of uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payors for uses of our product, then market acceptance of these products would be adversely affected.

Risks Related to Our Intellectual Property

Our success depends on our ability to protect our intellectual property.

We intend to protect our intellectual property through patents and trademarks. The patent positions of biotechnology companies generally are highly uncertain and involve complex legal and factual questions that will determine who has the right to develop a particular product or process. As a result, we cannot predict which of our patent applications will result in the granting of patents or the timing of the granting of the patents. Additionally, many of our competitors have significantly greater capital with which to pursue patent litigation. As of December 31, 2006, we have no threatened or pending intellectual property-related litigations, legal actions, investigations, court challenges, negotiations or similar activities. There can be no assurance that we would have the resources to defend our patents in the face of a lawsuit. Further, we rely on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, there can be no assurance that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. There is also the risk that our employees, consultants, advisors or others will not maintain confidentiality of our trade secrets or proprietary information, or that this information may become known in some other way or be independently developed by our competitors. We may also be exposed to future litigation by third parties based on claims that our patents, products or activities infringe on the intellectual property rights of others or that we have misappropriated the trade secrets of others. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following, any of which could have a material adverse effect on us or cause us to curtail or cease our operations:

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

•	cease testing, developing, using and commercializing HemoTech;
•	obtain a license from the holder of the infringed intellectual property right, which could also be costly or may not be available on reasonable terms; or
•	reformulate HemoTech, which may be impossible or too costly.

The patents underlying our sole product, HemoTech, may expire prior to our receipt, if ever, of FDA or foreign approval, to the extent such approval is granted at all.

We have obtained from TTUHSC exclusive worldwide rights to HemoTech under a U.S. patent issued in August 1995 as well as various foreign patents. The patent, U.S. Patent No. 5,439,882, entitled "Blood Substitute" and its foregoing counterparts claims various alternative compositions of the novel blood substitute based on hemoglobin of both bovine and human origin as well as methods for its production and use.

Protection under the U.S. patent expires on August 8, 2012, which may coincide with or even precede our receipt of FDA approval of HemoTech; to the extent FDA approval is granted at all. The Japanese patent and certain of the European patents may also expire on or after August 8, 2012. If the U.S. patent expires before we are able to commercialize our proposed HemoTech product, then we could utilize new potential patents related to HemoTech, such as the proposed pending erythropoiesis patent, seek commercial exclusivity for a defined time with the FDA and utilize our trade secrets for manufacturing and use of HemoTech. If we are unable to obtain additional patent coverage in advance of the time the existing patent expires or at all, and we fail to receive additional patents, then our competitive position and our ability to successfully commercialize or generate revenues from sales of HemoTech would be materially and adversely affected.

Risks related to Our Common Stock

The market price of our common stock has shown significant fluctuations which are attributed to a number of factors including:

•	variations in our quarterly operating results;
•	changes in general economic conditions and in the healthcare industry;
•	changes in market valuations of similar companies; and
•	announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments.

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

Certificate of Incorporation and By-Laws

Under our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protects the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,
•	putting a substantial voting block in institutional or other hands that might undertake to support the incumbent Board of Directors, or
•	effecting an acquisition that might complicate or preclude the takeover.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

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

Delaware Anti-Takeover Law

We are subject to the provisions of Section 203 of the Delaware General Corporation Law concerning corporate takeovers. This section prevents many Delaware corporations from engaging in a business combination with any interested stockholder, under specified circumstances. For these purposes, a business combination includes a merger or sale of more than 10% of our assets, and an interested stockholder includes a stockholder who owns 15% or more of our outstanding voting stock, as well as affiliates and associates of these persons. Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless:

•	the transaction in which the stockholder became an interested stockholder is approved by the Board of Directors prior to the date the interested stockholder attained that status;

•
on consummation of the transaction that resulted in the stockholder's becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction was commenced, excluding those shares owned by persons who are directors and also officers; or

•
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

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

ITEM 2. PROPERTIES

We currently do not own any property. Our research and production facilities currently operate out of an approximately 5,000 square foot facility provided to us by TTUHSC under the Sponsored Research Agreement. This facility is located in Lubbock, Texas.

From November 2004 through January 2007, we occupied 1,300 square feet of office space at the J. P. Morgan International Plaza located at 14221 Dallas Parkway, Suite 1400 in Dallas, Texas. On February 23, 2007 we entered into a lease for approximately 2,600 square feet at the Arch building located at 5001 Spring Valley Road, Suite 1040 - West in Dallas, Texas, which we use as our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

As of March 16, 2007, we are not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol of "HMBT.OB."

The range of high and low bid quotations for our common stock during each quarter of the fiscal years ended December 31, 2005 and December 31, 2006, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs, or commissions.

	Years ended December 31,
	2005		2006
QUARTER ENDED	HIGH	LOW	HIGH	LOW
March 31	n/a	n/a	$4.50	$1.38
June 30	n/a	n/a	$2.40	$1.40
September 30	n/a	n/a	$1.55	$1.15
December 31	$2.25	$1.22	$2.17	$1.20

HOLDERS OF RECORD

As of March 16, 2007, there were approximately 77 holders of record of our common stock.

DIVIDENDS

We have never declared or paid dividends on our capital stock and do not anticipate declaring or paying any dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,669,275	$0.41	1,459,893
Equity compensation plans not approved by security holders	-----	-----	-----
Total	1,669,275	$0.41	1,459,893

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

RECENT SALES OF UNREGISTERED SECURITIES

CONVERTIBLE NOTES

Under the terms of the Notes, the maturity date was October 27, 2005. Through October 27, 2005, an aggregate of $1,540,000 principal amount of Notes and approximately $97,000 accrued but unpaid interest thereon were converted into an aggregate of 1,544,490 shares of the Company's common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. Effective October 27, 2005, holders of $337,000 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company paid $372,000 aggregate principal amount of Notes, together with approximately $97,000 of accrued interest thereon, to holders of Notes that had not converted their Notes into shares of Company common stock or did not agree for extension of maturity date, on or prior to October 27, 2005.

For the period January 1, 2006 through April 27, 2006, an aggregate of $225,000 principal amount of Notes and approximately $18,000 accrued but unpaid interest thereon were converted into an aggregate of 142,812 shares of the Company’s common stock, at conversion prices ranging from $1.53 to $1.96 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. In connection therewith, the Company recorded a charge of approximately $43,000 as interest expense representing the difference between the conversion price and the market price at date of conversion.

On April 27, 2006, the Company paid the remaining outstanding Notes in an aggregate of $113,000 principal amount and accrued but unpaid interest thereon of approximately $13,000.

STOCK OPTION GRANTS

The Company granted 122,930 stock options for the year ended December 31, 2006 under its Stock Option/Stock Issuance Plan. Information pertaining to these options is as follows (see also F[6] to the accompanying financial statements):

OPTIONS GRANTED IN 2006
MONTH	AMOUNT	OPTION PRICE / RANGE	TERM (IN YEARS)
JAN	----	----	----
FEB	----	----	----
MAR	37,500	$2.20 - $2.42	5 - 10
APR	----	----	----
MAY	----	----	----
JUN	25,000	$1.45 - $1.60	5 - 10
JUL	----	----	----
AUG	----	----	----
SEP	25,000	$1.40 - $1.54	5 - 10
OCT	5,000	$1.30	10
NOV	2,715	$1.40	10
DEC	27,715	$1.85 - $2.26	5 - 10

TOTAL	122,930

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

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

We were incorporated in Texas in December 2001 as HemoBioTech, Inc. In 2003, we incorporated a sister corporation named "HemoBioTech, Inc." in the State of Delaware. On December 1, 2003, HemoBioTech, Inc. was merged with and into HemoBioTech, Inc., with HemoBioTech, Inc. as the surviving entity. We are primarily engaged in the research and development of human blood substitute technology exclusively licensed from TTUHSC. After reviewing the blood substitute technology developed by researchers at TTUHSC, in January 2002 we licensed the exclusive rights from TTUHSC to its U.S. Patent No. 5,439,882 and foreign counterparts, which patent claims various alternative compositions of a novel blood substitute based on hemoglobin of both cow and human origin as well as methods for its production and use. In addition, TTUHSC is preparing a patent application to cover the induction of erythropoiesis (the increase of red blood cell production). In addition to our license with TTUHSC, TTUHSC agreed that any patent issuing from such application will be covered under our exclusive license with TTUHSC. In addition to the license agreement, we entered into a Sponsored Research Agreement (“SRA”) with TTUHSC in July 2002 under which we are entitled to use certain production and research and development facilities in Lubbock, Texas. On December 13, 2004, we established Stage II of our SRA which will focus on further developing HemoTech, upgrading the existing HemoTech production facility, and preparing our U.S. IND application. On January 12, 2006, we entered into Stage III of the SRA, and on January, 2007 we entered into Stage IV of the SRA.

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

We have a limited operating history, no customer base and no revenues to date. Our plan of operations for the next twelve months is focused primarily on the development of our licensed technology and business, production of our product, HemoTech, for use in Phase I U.S. clinical trials, filing of an IND with the FDA, continuing and enlarging the animal facility at Texas Tech University, upgrading our existing production facility based on FDA recommendations and furthering our intellectual property position through the introduction of additional patents and initiation of Phase I U.S. clinical studies if the IND is accepted. Our cash available at February 28, 2007, is $3,391,000.

We believe our available cash noted above will be sufficient to complete our immediate planned operations through the next twelve months, and possibly longer, based on a current monthly normalized cash burn rate of approximately $150,000.

In order to complete the planned Phase I U.S. clinical trial as well as preparation for Phase II clinical trials, we estimate that we will need to raise additional capital. If we fail to generate enough cash resources, either from future equity or debt sales, there can be no assurance that we will be able to implement our business plan, complete these planned operations, or continue our operations beyond the next twelve months.

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

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

RECENT DEVELOPMENTS

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations over the period of the research. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets. The SRA IV activities include maintaining the animal facility which houses a controlled herd of Hereford cows needed for the production of HemoTech and assistance in the implementation of FDA recommendations received at a Pre-IND meeting with the FDA in April 2006. The SRA IV activities also include the manufacture of HemoTech. The product will be made at the production facility at TTUHSC and will be used for pre-clinical and clinical studies upon acceptance of the IND. The agreement will also involve further research and development with a focus on additional uses of HemoTech and expanded patent protection.

During February 2007, the Company moved into larger office space and entered in to a sixty-six month office lease (see Notes to Financial Statements; Note I(1) - Commitments and Other Matters).

RESEARCH AND DEVELOPMENT

HemoTech is currently our only potential product. We expect that the remaining production, development, testing and FDA approval of HemoTech, if ever, will occur over a period of approximately four to five years. In other words, assuming we are able to progress through each phase of clinical trials efficiently and without significant delay, we believe we could obtain FDA approval of HemoTech by mid-2011, and possibly even earlier.

HemoTech must undergo several major stages of production, development, and clinical testing before being in a position to submit its NDA application to the FDA, as follows:

•
PRODUCTION OF HEMOTECH. In order to produce HemoTech for Phase I U.S. clinical trials, we must complete certain upgrades of the current HemoTech production facilities located at TTUHSC. A portion of these upgrades have been completed during 2006. Additional necessary upgrades are planned for 2007 and will be based on recommendations from the FDA. We anticipate that these additional upgrades will be finished by mid 2007, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials, unexpected costs associated with construction and our ability to raise sufficient capital in order to complete such upgrades.

•
PREPARATION AND SUBMISSION OF U.S. IND APPLICATION. We started preparing material for our U.S. IND application on December 13, 2004, when we entered into our Stage II Sponsored Research Agreement with TTUHSC. We expect to complete the preparation of our U.S. IND application and to be in a position to submit our application to the FDA in late 2007, at a cost of approximately $2,000,000 or greater, although there can be no assurance that we will be able to meet this deadline or budgeted amount.

•
PHASE I OF OUR U.S. CLINICAL TRIALS. Once our U.S. IND application has been accepted by the FDA, we expect to be able to commence our Phase I U.S. clinical trials of HemoTech. Depending on whether the FDA accepts our U.S. IND application in late 2007, we believe that we could begin Phase I U.S. clinical trials during 2008 although there is no guarantee that we can meet this goal. We estimate that our Phase I U. S. clinical trials (including the costs of doing additional research and development of HemoTech during our Phase I U.S. clinical trials and the operational and overhead costs that we will incur during our Phase I U. S. clinical trials) could cost approximately $10.0 million, although the final cost could be more or less than this estimate, which includes the following:

•	approximately $1.4 million for the production of HemoTech;

•	approximately $1.6 million for the testing of HemoTech on humans;

•	approximately $1.9 million for personnel, administrative, and operational expenses that we expect to incur during our Phase I U. S. clinical trials;

•	approximately $1.7 million for legal, accounting, consulting, technical and other professional fees that we expect to incur during our Phase I U. S. clinical trials;

•
approximately $1.6 million for research and development costs that we expect to incur during our Phase I U. S. clinical trials; and approximately $2.0 million for preparation of Phase II clinical trials.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

We expect that our Phase I U. S. clinical trials would take approximately six to nine months to complete from the date we start such trials, though such trials could take significantly longer to complete, depending on, among other things, the rate of production of HemoTech and the availability of patients. We estimate that we will be required to raise additional capital (although there can be no assurance that we can meet this timeframe) in order to fund our Phase I U.S. clinical trials, as well as preparation for Phase II clinical trials from start to finish and to cover the related expenses described above. If submission or acceptance of our U.S. IND application is delayed for any reason and if we are unable to raise such additional capital in a timely manner, commencement of our Phase I U. S. clinical trials would also be delayed.

•
PHASE II OF OUR U.S. CLINICAL TRIALS. A Phase II clinical trial could commence subsequent to a successful Phase I trial. We estimate that our Phase II U.S. clinical trials (including the costs of doing additional research and development of HemoTech during our Phase II U.S. clinical trials and the operational and overhead costs that we will incur during our Phase II U.S. clinical trials) will cost approximately $20.0 million, which includes the following:

•	further production of HemoTech;

•	further testing of HemoTech and related activities;

•	personnel, administrative, and operational expenses that we expect to incur during our Phase II U. S. clinical trials;

•	legal, accounting, consulting, technical and other professional fees that we expect to incur during our Phase II U. S. clinical trials; and

•	research and development costs that we expect to incur during our Phase II U. S. clinical trials.

The exact cost of each step will be determined in the future and will depend on various factors including FDA regulatory guidance and the availability of resources of TTUHSC.

We expect that our Phase II U.S. clinical trials could be completed within approximately one year from the date we start such trials, though such trials could take significantly longer to finish, depending on, among other things, the timely completion of necessary upgrades to the HemoTech production facility and the availability of patients. If commencement or completion of our Phase I U.S. clinical trials are delayed for any reason, or if we are unable to raise sufficient funds to begin our Phase II U.S. clinical trials immediately following completion of our Phase I U.S. clinical trials, our Phase II U.S. clinical trials will be delayed.

•	PHASE III OF OUR U.S. CLINICAL TRIALS. If we are able to complete our Phase II U.S. clinical trials, we will seek approval from the FDA for our Phase III U. S. clinical trials soon thereafter.

At such time, and in order to cut the costs of conducting and completing our Phase III U.S. clinical trials, we anticipate that we will seek to enter into a partnership with a biopharmaceutical company that has expertise in the production and marketing of biological products, although there can be no assurance that we will be able to do so.

Alternatively, if we are not able to enter into such a partnership, we may seek to enter into a manufacturing arrangement with an experienced pharmaceutical manufacturer, under which such manufacturer would produce HemoTech, which would significantly reduce the costs of our Phase III U.S. clinical trials by eliminating the need to build a production facility that meets the FDA's standards for Phase III U.S. clinical trials.

If we are not able to enter into a partnership or find a manufacturer that is willing to manufacture HemoTech for us, we may be required to perform all aspects of the Phase III U. S. clinical trials independently. In this case, we estimate that our Phase III U.S. clinical trials (including the costs of doing additional research and development of HemoTech during our Phase III U.S. clinical trials and the operational and overhead costs that we will incur during our Phase III U.S. clinical trials) could cost approximately $195.0 million, which includes the following:

•	approximately $100.0 million to build a production facility for HemoTech that is suitable for such advanced testing and that meets the standards of the FDA as a product testing facility;

•	approximately $70.0 million for the further testing and production of HemoTech;

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

•	approximately $10.0 million for personnel, administrative, and operational expenses that we expect to incur during our Phase III U.S. clinical trials;

•	approximately $5.0 million for legal, accounting, consulting , technical and other professional fees that we expect to incur during our Phase III U.S. clinical trials; and

•	approximately $5.0 million for research and development costs that we expect to incur during our Phase III U.S. clinical trials.

We expect that our Phase III U.S. clinical trials could be finished within fifteen to eighteen months from the date we start such trials, though such trials could take significantly longer to complete, depending on, among other things, the timely completion of a suitable production facility for HemoTech and the availability of patients. If we are unable to partner with a pharmaceutical company, we estimate that we will be required to raise the approximately $200 million (or such lesser amount as may be required if we are successfully able to enter into a partnership) that we will need in order to fund our Phase III U.S. clinical trials from start to finish and to cover the related expenses described above. If commencement or completion of our Phase II U.S. clinical trials are delayed for any reason, or if we are unable to raise sufficient funds to begin our Phase III U.S. clinical trials immediately following completion of our Phase II U.S. clinical trials, our Phase III U.S. clinical trials will be delayed.

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

If our clinical trials are successful and we are able to meet the timelines set forth above, it is possible that an NDA could be approved by the FDA as early as mid-2010, although there can be no assurance that an NDA would be approved by such time, if ever. There can also be no assurance that we will be able to complete our clinical trials under the schedule described above, or ever, or that we will be able to develop a viable and marketable human blood substitute, even if we are able to complete our clinical trials. Further, we do not expect to generate any revenues until after such time as HemoTech has received FDA approval, if ever.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through December 31, 2006. To date, our efforts have been principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and Sponsored Research Agreements with TTUHSC, hiring employees and consultants, establishing our Board of Advisors, developing a business plan, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2006 the Company upgraded the production facility at Texas Tech University and maintained an animal donor facility.

Total expenses, and thus our losses, totaled $8,136,000 from October 3, 2001 (inception) through December 31, 2006. Such losses included $3,454,000 in 2005 and $2,571,000 in 2006.

FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Total expenses, and thus our loss for the year ended December 31, 2006 was $2,571,000 compared to $3,454,000 for the same period in 2005.

Total research and development costs increased to $638,000 in 2006 from $349,000 in 2005, an increase of $289,000. During 2006 the company charged to operations the full amount of its payment for the Stage III SRA, $287,000, compared to amortization expense of approximately $96,000 for the prior year. In addition the company paid significantly larger amounts to outside consultants to conduct regulatory and research activities. On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech. The agreement provides for non-qualified

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to certain vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $37,000 and $141,000 for the years ended December 31, 2006 and 2005 respectively. The Company will record additional charges as and when the options vest at the then fair value.

Total general and administrative costs increased $494,000 from $1,526,000 for the year ended December 31, 2005 compared to $2,020,000 in 2006 resulting primarily from additional non cash charges of approximately $299,000 related to a financing services agreement with an outside consultant signed in September 2006 and stock based compensation expense of approximately $171,000 for the companies directors and employees resulting from the January 2006 implementation of SFAS 123-R. Salary and related costs were approximately $204,000 higher for the current period compared to 2005 resulting from wage increases and additional personnel. These higher costs in the current period were offset by lower legal fees of approximately $234,000 during the 2006 period resulting from the completion of the Company’s filing of a registration statement and related documents with the Securities and Exchange Commission in during 2005.

Net interest costs were approximately $1,666,000 lower in the current period due to amortizations of debt issue and debt discount ($830,000 and $637,000 respectively) costs incurred during 2005 that did not repeat in the 2006 period. Total amortization of these costs was completed during 2005 and relate to our Private Placement in October 2004. Interest costs relating to our 10% Convertible Promissory Notes was approximately $159,000 lower for the 2006 period as all notes were either converted to common stock or paid by April 2006. (See Liquidity and Capital Resources below). Interest cost for the 2006 period includes an inducement feature of $43,000 related to $225,000 principal value of those notes converted during the first four months of 2006, which represents the difference between the conversion price and the market price at the date of conversion.

Interest income was $141,000 for the 2006 period compared with $57,000 for the same period last year due to increased cash, cash equivalents and short term investments resulting from cash generated by warrant exercises during 2006. See also Liquidity and Capital Resources below.

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

On June 12, 2006, the Company’s stock price had been at least $2.12 for 20 consecutive trading days. On that date, the Company provided notice of its redemption of the Class A Warrant, effective July 14, 2006, in accordance with the terms of the Class A Warrant. Through July 14, 2006, 5,156,035 Class A Warrants were exercised at an exercise price of $1.06 per share, and the Company received net proceeds from such exercises of approximately $5,190,000. The remaining 138,127 Warrants were redeemed by the Company during July 2006 at a minimal cost.

We intend to use our available cash, cash equivalents and short term investments (of which there is approximately $4,193,000 remaining as of December 31, 2006), over the next twelve months to pay for the following costs and expenditures:

•	preparation of our U.S. IND application, related laboratory testing, and submission to the FDA;

•	additional upgrades to HemoTech production facility and initiation of production of HemoTech for clinical trials and

•	our general administrative expenses (including salaries, legal and other professional fees, consulting and advisory fees, and to pay for the costs associated with raising additional capital).

We believe the cash, cash equivalents and short term investments available to us at December 31, 2006 will be sufficient to conduct the activities described above through the next twelve months. In order to complete our planned operations and clinical trials we will need to raise an additional approximately $6 to $10 million within the next ten to twelve months, although there can be no assurance that we can meet this timeframe.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-17.

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2007 annual meeting of stockholders. Certain information with regard to the executive officers of the Company is contained in Item 1 hereof and is incorporated by reference in this Part III.

ITEM 10. EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2007 annual meeting of stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2007 annual meeting of stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2007 annual meeting of stockholders.

ITEM 13. EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Certificate of Incorporation of HemoBioTech, Inc. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of HemoBioTech, Inc. (1)

3.3	By-Laws of HemoBioTech, Inc. (1)

4.1	Form of Warrant to Purchase Common Stock. (1)

4.2	Form of 10% Convertible Unsecured Promissory Note. (1)

9.1	Voting Agreement, dated as of July 15, 2004, by and among Ghassan Nino, Nino Partners, LLC and Biogress LLC, as acknowledged by HemoBioTech, Inc. and Arthur Bollon. (1)

10.1	2003 Stock Option/Stock Issuance Plan. (1)

10.2	Registration Rights Agreement, dated as of October 27, 2004, between HemoBioTech, Inc. and Meyers Associates, L.P., as agent for the purchasers named therein. (1)

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

10.5	Employment Separation and Release Agreement, dated as of July15, 2004, by and between HemoBioTech, Inc. and Ghassan Nino. (1)

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.6	Form of Director and Officer Indemnification Agreements with each of Arthur Bollon, Ghassan Nino, Walter Haeussler, Robert Baron, Bernhard Mittemeyer, Mark Rosenblum and Robert Comer. (1)

10.7	Stockholders Agreement, dated as of October 31, 2003, by and among HemoBioTech, Inc., Arthur Bollon, Ghassan Nino, Nino Partners, LLC and the other stockholders named therein. (1)

10.8	Service Agreements, dated November 23, 2004, by and between HemoBioTech, Inc. and JPM-CEO Partners, Ltd. (1)

10.9	Sponsored Research Agreement, dated July 18, 2002, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

+10.10	Stage II Sponsored Research Agreement, dated December 13, 2004, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

10.11	License Agreement, dated January 22, 2002, by and between HemoBioTech, Inc. and Texas Tech University System. (3)

+10.12	Letter Agreement, dated May 14, 2004, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

10.13	Consulting Agreement, dated October 14, 2004, by and between HemoBioTech, Inc. and Larry Helson. (1)

10.14	Service Agreement, dated as of May 25, 2004, by and between HemoBioTech, Inc. and BioLink Life Sciences, Inc. (1)

10.15	Employment Agreement, dated April 1, 2005, by and between HemoBioTech, Inc. and Mark J. Rosenblum. (2)

++10.16	Stage III Sponsored Research Agreement, effective as of January 1, 2006, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (5)

++10.17	Advisory agreement dated July 13, 2005 by and between HemoBioTech and Dr. Jan Simoni. (4)

++10.18	Stage IV Sponsored Research Agreement, effective as of January 1, 2007, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center.

21.1	Subsidiaries of HemoBioTech, Inc. (1)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

+ Portions of this document have been omitted pursuant to an order granting confidential treatment issued by the Commission on May 11, 2005, under Rule 406 of the Securities Act of 1933, as amended.

++ Portions of this document have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

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

(4) Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2005.

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on January 20, 2006.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2007 annual meeting of stockholders.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1943, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HemoBioTech, Inc.
(Registrant)
By:
/s/ MARK J. ROSENBLUM	/s/ ARTHUR P. BOLLON, PH.D.
Mark J. Rosenblum	Arthur P. Bollon, Ph.D.
Chief Financial Officer and Secretary	Chairman of the Board, President and Chief Executive Officer
Principal Financial Officer	Principal Executive Officer

Dated: March 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ ARTHUR P. BOLLON, PH.D.	Chairman of the Board, President and	March 27, 2007
Arthur P. Bollon, Ph.D.	Chief Executive Officer

/s/ MARK J. ROSENBLUM	Chief Financial Officer and Secretary	March 27, 2007
Mark J. Rosenblum

/s/ ROBERT BARON	Director	March 27, 2007
Robert Baron

/s/ ROBERT COMER	Director	March 27, 2007
Robert Comer

/s/ WALTER HAEUSSLER, ESQ.	Director	March 27, 2007
Walter Haussler, Esq.

/s/ BERNHARD MITTEMEYER, M.D.	Director	March 27, 2007
Bernhard Mittemeyer, M.D.

/s/ GHASSAN NINO, C.P.A, CMA	Director	March 27, 2007
Ghassan Nino, C.P.A, CMA

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

ITEM	PAGE
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet December 31, 2006	F-3

Statements of Operations, for the Years ended December 31, 2006 and 2005, and the cumulative period from October 3, 2001 (inception) through December 31, 2006	F-4

Statements of changes in Shareholders' Equity (Capital Deficiency),for the period from October 3, 2001 (inception), through December 31, 2002 and for each of the years in the four-year period ended December 31, 2006
F-5

Statements of Cash Flows, for the Years ended December 31, 2006 and 2005, and the cumulative period from October 3, 2001 (inception) through December 31, 2006	F-6

Notes to Financial Statements	F-7

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
HemoBioTech, Inc.

We have audited the accompanying balance sheet of HemoBioTech, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 2006 and for the period from October 3, 2001 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of HemoBioTech, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, and for the period from October 3, 2001 (inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note C to the financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with the Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”

/s/ Eisner LLP
New York, New York
March 27, 2007

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2006

ASSETS	2006
Current assets:
Cash and cash equivalents	$3,193,000
Short-Term Investments	1,000,000
Prepaid Expenses	54,000
Total current assets	$4,247,000
Equipment, net	12,000
$4,259,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$171,000
Total current liabilities	$171,000

STOCKHOLDERS’ EQUITY
Common stock ----- $.001 par value 55,000,000 shares authorized; 18,436,887 (includes 1,500,000 shares subject to forfeiture) shares issued and outstanding	$19,000
Additional paid-in capital	12,205,000
Deficit accumulated during the development stage	(8,136,000)
$4,088,000
$4,259,000

[See accompanying notes to financial statements]

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,		CUMULATIVE FROM OCTOBER 3, 2001 THROUGH DECEMBER 31,
	2006	2005	2006
Revenue	$ -	$ -	$ -
Operating expenses:
Research and development	638,000	349,000	1,247,000
General and administrative	2,020,000	1,526,000	4.986,000
Other (income) expenses:
Interest expense	54,000	1,636,000	2,110,000
Interest income	(141,000)	(57,000)	(207,000)
Net loss	$(2,571,000)	$(3,454,000)	$(8,136,000)

Basic and diluted loss per common share	$(.17)	$(.33)
Weighed average number of shares outstanding --- basic and diluted	15,196,000	10,544,000

[See accompanying notes to financial statements]

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) - NOTE F

Statements of Changes in Stockholders’ Equity (Capital Deficiency)	Common Shares	Amount	Additional Paid-In Capital	Note Receivable Placement Agreement	Unearned Compensation	Deficit Accumulated During the Development Stage	Total
Issuance of shares to Texas Tech University Health Service Center (January 22, 2002) ($.001)	678,820	$1,000	--	--	--		$1,000
Issuance of shares to Ghassan Nino (January 30, 2002 ($.001)	1,086,113	1,000	1,000				2,000
Estimated fair value of stock granted for services (January 30, 2002) ($.001)	217,223		1,000				1,000
Issuance of shares to Ghassan Nino (January 31, 2002) ($.001)	2,715,280	3,000	2,000				5,000
Issuance of shares to Marlin and Evilene Nino (February 07, 2002) ($.001)	678,820	1,000					1,000
Net loss for the year						(235,000)	(235,000)
Balance - December 31, 2002	5,376,256	$6,000	$4,000			(235,000)	$(225,000)
Estimated fair value of options granted to Board of Advisors			0				0
Issuance of shares to Munir Nino (January 20, 2003) ($.001)	217,224
Estimated fair value of stock granted for compensation (April 8, 2003) ($.001)	977,502	1,000	1,000				2,000
Estimated fair value of stock granted for services (April 14, 2003) ($.001)	217,223		1,000				1,000
Issuance of shares to Evilene Nino (October 31, 2003) ($.001)	108,613
Expenses paid by stockholder			10,000				10,000
Net loss for the year						(617,000)	(617,000)
Balance - December 31, 2003	6,896,818	$7,000	$16,000			(852,000)	$(829,000)
Contribution of note and related interest (July 15, 2004)			155,000				155,000
Contribution of deferred salary (July 15, 2004)			564,000				564,000
Expenses paid by stockholder			4,000				4,000
Estimated fair value of shares to Texas Tech University Health Service Center (May 22, 2004) ($.85)	135,765		115,000				115,000
Return of shares (July 15, 2004) Note F[4]	(1,086,113)	(1,000)	1,000				0
Shares issued to placement agent (August 19, 2004) (Note H)	1,500,000	2,000	13,000	$(15,000)			0
Issuance of shares and warrants in private placement net of expenses of $528,000 (October 13, 2004 and October 27, 2004)	2,647,080	2,000	2,575,000				2,577,000
Contribution of Salary (October 13, 2004)			11,000				11,000
Contribution of notes and related interest (October 13, 2004)			125,000				125,000
Unearned compensation			13,000		$(13,000)		0
Estimated fair value of vested options granted to Board of Advisors			22,000				22,000
Collection of note (October 13, 2004)				15,000			15,000
Valuation of placement agent’s warrants and shares attributable to debt (see F[3])			803,000				803,000
Net loss for the year						(1,259,000)	(1,259,000)
Balance - December 31, 2004	10,093,550	$10,000	$4,417,000	$0	$(13,000)	(2,111,000)	$2,303,000
Amortization				-	6,000	-	6,000
Estimated fair value of options vested issued to Board of Advisors			25,000				25,000
Estimated fair value of options issued to Advisor - July 13, 2005			109,000				109,000
Estimated fair value of warrants issued to consultant - July 28, 2005			27,000				27,000
Estimated fair value of warrants issued to consultant - September 13, 2005			7,000				7,000
Conversion of promissory notes into Common Stock net of unamortized discount of $58,000 (at a conversion price of $1.06 per share) - August 17, 2005	765,132	1,000	752,000				753,000
Conversion of promissory notes into Common Stock net of unamortized discount of $7,000 (at a conversion price of $1.06 per share) - September 16, 2005	205,451	0	211,000				211,000
Conversion of promissory notes into Common Stock net of unamortized discount of $1,000 (at a conversion price of $1.06 per share) - October 21, 2005	66,122	0	69,000				69,000
Conversion of promissory notes into Common Stock (at a conversion price of $1.06 per share) - October 27, 2005	507,785	1,000	538,000				539,000
Net Loss for the year						(3,454,000)	(3,454,000)
Balance - December 31, 2005	11,638,040	$12,000	$6,155,000	$0	$(7,000)	(5,565,000)	$595,000
Elimination of unvested compensation			(7,000)		7,000
Stock based compensation - board of advisors and consultant			110,000				110,000
Stock based compensation - employees and directors			178,000				178,000
Conversion of promissory notes into Common Stock -March, 2006	128,264		251,000				251,000
Conversion of promissory notes into Common Stock - April, 2006	14,548		35,000				35,000
Exercise of warrants, net of expenses of $99,000 - January, 2006	1,868,544	2,000	1,880,000				1,882,000
Exercise of warrants, net of expenses of $1,000 - February, 2006	9,412		8,000				8,000
Exercise of warrants, net of expenses of $19,000 - April, 2006	355,885		358,000				358,000
Exercise of warrants, net of expenses of $5,000 - May, 2006	97,118		98,000				98,000
Exercise of warrants, net of expenses of $28,000 - June, 2006	534,652	1,000	537,000				538,000
Exercise of warrants, net of expenses of $121,000 - July, 2006	2,290,424	2,000	2,304,000				2,306,000
Shares issued to financial advisor (September 12, 2006) See Note I[3]	1,500,000	2,000	298,000				300,000
Net Loss for the year						(2,571,000)	(2,571,000)
Balance - December 31, 2006	18,436,887	$19,000	$12,205,000		--	(8,136,000)	$4,088,000

 [See accompanying notes to financial statements]

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	YEARS ENDED		OCTOBER 31, 2001 (INCEPTION) THROUGH
	2006	2005	DECEMBER 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,571,000)	$(3,454,000)	$(8,136,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of options and compensatory stock	558,000	206,000	914,000
Conversion charge - interest expense	43,000	-	43,000
Notes issued for services - related party	-	-	354,000
Expenses paid by stockholder	-	-	14,000
Amortization of deferred financing costs	-	830,000	1,023,000
Amortization of debt discount	-	637,000	789,000
Depreciation	3,000	2,000	5,000
Contribution of salary	-	-	11,000
Changes in:
Accounts payable and accrued expenses	(159,000)	196,000	883,000
Accrued interest	(3,000)	70,000	139,000
Prepaid expenses	(11,000)	68,000	(53,000)
Net cash used in operating activities	$(2,140,000)	$(1,445,000)	$(4,014,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Short-Term Investments	$(1,000,000)		$(1,000,000)
Purchase of property and equipment	$(3,000)	$(10,000)	$(16,000)
Net cash used in investing activities	$(1,003,000)	$(10,000)	$(1,016,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceed from issuance of common stock and debt	-	-	3,767,000
Payment of Notes	(113,000)	(372,000)	(734,000)
Exercise of warrants, net	5,190,000	-	5,190,000
Net cash (used in) / provided by financing activities	5,077,000	(372,000)	8,223,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,934,000	(1,827,000)	3,193,000
Cash and cash equivalents - beginning of period	1,259,000	3,086,000
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,193,000	$1,259,000	$3,193,000
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest Paid	$12,000	$97,000	$110,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued salary exchanged for Note	-	-	$150,000
Employees / stockholders contribution of salary	-	-	$564,000
Stockholders contribution of convertible note payable and related interest	-	-	$280,000
Conversion of carrying value of convertible notes payable and accrued interest of $18,000 (2006) and $97,000 (2005) into common stock	$243,000	$1,572,000	$1,815,000

[See accompanying notes to financial statements]

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A - THE COMPANY

We were founded in 2001 as “HemoBioTech, Inc.,” a Texas corporation. In 2003, we incorporated a sister corporation named “HemoBioTech, Inc.,” in the state of Delaware. On December 1, 2003, HemoBioTech, Inc. (Texas) was merged with and into HemoBioTech, Inc., (Delaware), with HemoBioTech, Inc. (Delaware) as the surviving entity. This entity is referred to herein as the “Company”.

The accompanying financial statements include the predecessor operations of the Texas corporation from its inception on October 3, 2001. The historical basis of accounting was carried over in the merger, including the deficit accumulated in the development stage. The Company is researching and developing human blood substitute patented technology licensed exclusively from Texas Tech University Health Service Center ("TTUHSC") (See Note D). The Company is in the development stage and its efforts have been principally devoted to capital raising, organizational infrastructure development and research and development.

NOTE B -- BASIS OF PRESENTATION

The Company has incurred cumulative losses of $8,136,000 through the year ended December 31, 2006, and has been dependent on funding operations through the private sale of convertible debt and equity securities. At December 31, 2006, the Company had $4,193,000 in cash, cash equivalents and short term investments. Management believes that current cash resources will be sufficient to fund operations for the next twelve months. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing expenditures. See also Footnote I(3).

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1) RESEARCH AND DEVELOPMENT:

Research and development costs are charged to expense as incurred.

2) LOSS PER COMMON SHARE:

Basic and diluted loss per common share is based on the net loss divided by the weighted  average number of common shares outstanding during the period. No effect has been given to the following outstanding potential common shares such as options, warrants, convertible instruments and outstanding shares subject to forfeiture issued to a financial services consultant during September 2006, as described in Note I(3) in the diluted computation as their effect would be antidilutive:

	2006	2005
Stock Options	1,669,275	1,546,345
Convertible notes	-	156,976
Warrants	2,442,372	7,736,532
Common shares subject to forfeiture	1,500,000	-
Total	5,611,647	9,439,853

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

3) STOCK-BASED COMPENSATION:

Effective January 1, 2006, the Company has adopted SFAS No. 123 (Revised 2004), Share Based Payment, (“SFAS No. 123(R)”) which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) supersedes the Company’s previous accounting under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company’s 2003 Stock Option/Stock Issuance Plan (the “Option Plan”) and all options granted outside the Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123(R) based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company’s financial statements reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R).

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for 2006 is $174,000, higher than if it had continued to account for share-based compensation under APB No. 25.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock option plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods:

2005
Net loss	$(3,454,000)
Total stock-based employee compensation expense
Determined under fair value based method for all awards, net of related tax effects	(67,000)
Pro forma net loss attributable to common Stockholders	$(3,521,000)
Net loss per common share (basic and diluted):
As reported	$(.33)
Pro forma	$(.33)

The weighted-average fair values at date of grant for options granted during the year ended December 31, 2005 was $0.80. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

2005
Expected life in years	5-10
Interest rate	3.72% - 4.58%
Volatility	80%
Dividend yield	0%

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying value of cash equivalents, short term investments, accounts payable, accrued expenses and convertible notes payable approximates their fair value due to the short period to maturity of these instruments.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

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

(6) DEFERRED FINANCING COSTS:

Deferred financing costs include costs attributable to issuing convertible notes in the amount of $1,023,000 which were amortized to interest expense over the original term of convertible notes, October 27, 2005.

(7) RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and addresses the application SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after fiscal years beginning September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”) which also amends SFAS No. 140. SFAS No. 156 provides guidance on the accounting for servicing assets and servicing liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us beginning January 1, 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”) Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective the first fiscal year that begins after November 15, 2007. We are evaluating the impact of SFAS No. 157 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (“SFAS No. 158”). SFAS No. 158 requires the recognition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the statement of financial position, measurement of the funded status of a plan as of the date of its year-end statement of financial position and recognition for changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur as a component of other comprehensive income. The provisions of SFAS No. 158 will be effective for the Company beginning with its fiscal year 2007. Since the Company does not have a benefit plan, the adoption of SFAS No. 158 will not have an impact on our financial position, results of operations or cashflows.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires registrants to use both a balance sheet approach and an income statement approach when evaluating and quantifying the materiality of a misstatement. SAB 108 provides guidance on correcting errors under the dual approach as well as providing transition guidance for correcting errors. The Company adopted the provisions of SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have an effect on our results of financial operations or financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, that the implementation of SFAS No. 159 will have on our results of operations or financial condition.

(8) CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

The Company considered all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist of a treasury bill which is carried at cost which approximates market value.

(9) INCOME TAXES:

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

(10) RECLASSIFICATION:

Certain amounts from prior year have been reclassified to conform with current year presentation.

NOTE D - AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SERVICE CENTER ("TTUHSC")

On January 22, 2002, the Company entered into an exclusive license agreement with TTUHSC with respect to receiving certain patented rights. The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection). As of December 31, 2006, such approval had not been obtained. In addition, the Company has agreed to reimburse TTUHSC for all intellectual property protection costs and patent maintenance fees. On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock. Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations. In addition, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations. The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006, subject to a two-year extension to be mutually agreed on by the parties in the second year of the agreement and prior to December 31, 2006. The agreement may be terminated by either party on 90 days written notice. In December 2004, the Company paid a fee of approximately $231,000 to fund the next phase of its research under the SRA through December 31, 2005.

In January 2006, the Company entered into a Stage III SRA with TTUHSC for the period January 1, 2006, to December 31, 2006. In connection therewith, the Company made an initial payment of approximately $287,000 which was amortized over the period of the research.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations over the period of the research. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

December 31, 2006
Professional fees	$88,000
Liquidated damages (see Note F(1))	38,000
Insurance	20,000
Other	25,000
Total	$171,000

NOTE F - STOCKHOLDER'S EQUITY

(1) PRIVATE PLACEMENT:

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

Convertible notes payable	$31,000
Common stock	31,000
Stock Warrants	38,000
Total	$100,000

Based on the allocation of the relative fair values to the components of the private placement offering, the debt discount was calculated to be $855,000, which was amortized as expense to interest expense over the term of the notes.

The Company agreed to file a registration statement within 60 days of final closing of the private placement and to use commercially reasonable efforts to cause the registration statement to be effective within 120 days of final closing. In the event the registration statement was not filed and declared effective within the required time, the Company would incur liquidated damages of 2% per month based on the subscription amount of each purchaser in the Company October 2004 private placement. In connection therewith, during 2005, the Company incurred liquidating damages aggregating approximately $48,000. As of December 31, 2006, the Company owes $38,000 of such damages.

(2) CONVERTIBLE NOTES PAYABLE:

Through October 27, 2005, an aggregate of $1,540,000 principal amount of Notes and approximately $97,000 accrued but unpaid interest thereon were converted into an aggregate of 1,544,490 shares of the Company's common stock, at a negotiated conversion price of $1.06 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. Effective October 27, 2005, holders of $337,000 aggregate principal amount of Notes agreed to extend the maturity date of such Notes from October 27, 2005 to April 27, 2006. Accordingly, the Company paid $372,000 aggregate principal amount of Notes, together with approximately $97,000 of accrued interest thereon, to holders of Notes that had not converted their Notes into shares of Company common stock or did not agree for extension of maturity date, on or prior to October 27, 2005.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

For the period January 1, 2006 through April 27, 2006, an aggregate of $225,000 principal amount of Notes and approximately $18,000 accrued but unpaid interest thereon were converted into an aggregate of 142,812 shares of the Company’s common stock, at conversion prices ranging from $1.53 to $1.96 per share, in accordance with amendments to the original terms of the Notes permitting such conversion. In connection therewith, the Company recorded a charge of approximately $43,000 as interest expense representing the difference between the conversion price and the market price at date of conversion.

On April 27, 2006, the Company paid the remaining outstanding Notes in an aggregate of $113,000 principal amount and accrued but unpaid interest thereon of approximately $13,000.

(3) STOCK WARRANTS

In connection with the private placement, the Company issued 5,294,162 Class A warrants exercisable at $1.06 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants were subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equaled or exceeded $2.12 for a period of at least 20 consecutive trading days at a redemption price of $.001 per warrant.

On June 12, 2006, the Company’s stock price had been at least $2.12 for 20 consecutive trading days. On that date, the Company provided notice of its redemption of the Class A Warrant, effective July 14, 2006, in accordance with the terms of the Class A Warrant.

Through July 14, 2006, 5,156,035 Class A Warrants were exercised at an exercise price of $1.06 per share, and the Company received net proceeds from such exercises of approximately $5,190,000. The remaining 138,127 Warrants were redeemed by the Company during July 2006 at a minimal cost.

In connection with the private placement, the placement agent was granted a warrant to purchase 2,382,372 shares of common stock at an exercise price of $.90 per share (“Placement Agent Warrants”), exercisable for five years from the effective date of a registration statement to be filed on behalf of investors in the offering but no later than March 13, 2010. The placement agent was granted “piggyback” registration rights with respect to the shares underlying this warrant. The warrants are subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement covering the resale of shares of common stock underlying these warrants if the common stock price equals or exceeds $2.12 for a period of at least 20 consecutive trading days, at a redemption price of $.001 per warrant.

During the third quarter of 2005, the Company granted 50,000 and 10,000 warrants, respectively to two service providers. In connection therewith, the Company valued the warrants using Black-Scholes option pricing model and recorded a charge of $34,000.

At December 31, 2006, the Company had the following warrants outstanding:

	Exercise Price	Expiration Date	Number of Shares Reserved
Placement Agent	.90	May 13, 2010	2,382,372
Other	1.00	July 28, 2009	50,000
Other	1.06	September 13, 2009	10,000
Total			2,442,372

(4) COMMON STOCK

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

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

Under an agreement dated July 15, 2004, a principal stockholder agreed to return 1,086,113 shares of common stock to the Company as an inducement to the placement agent to serve as agent in the proposed private placement (Note F(1)). The return of such shares was treated as a capital contribution.

(5) VOTING AND STOCKHOLDERS AGREEMENTS

On October 31, 2003, the Company entered into a stockholders agreement with certain stockholders (aggregating 6,217,996 shares of common stock) under whom the Company granted such stockholders a right of first offer with respect to future sales of common stock or convertible securities by the Company. In addition, the Company granted each of the stockholders “piggyback registration rights”. Each of these stockholders waived their right of first refusal in connection with the October 2004 private placement. In addition, each of these stockholders waived their piggyback registration rights in connection with the registration of the shares underlying the October 2004 private placement.

On July 15, 2004, certain stockholders (aggregating 4,154,383 shares of common stock) entered into a voting agreement whereby they agreed to vote all of their respective shares together with the majority-in-interest of stockholders who are also the Company’s executive officers on all matters submitted to a vote of the stockholders. The voting agreement expired on October 27, 2006.

(6) STOCK OPTION/STOCK ISSUANCE PLAN

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

During the year ended December 31, 2004, in connection with the change in status of an option holder from a member of the Board of Advisors to Director, the Company recorded deferred stock compensation of $13,000, representing the difference between the exercise price and the market value of the Company’s common stock on the date such stock option holder’s status was changed. Such amount is being amortized to expense over the remaining vested period of the stock options. Such amortization expenses were $4,000 for the year ended December 31, 2006.

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to certain vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $37,000 and $141,000 for the years ended December 31, 2006 and 2005 respectively. The Company will record additional charges as and when the options vest at the then fair value.

During the years ended December 31, 2006, 2005, 2004 and 2003, the Company granted 10,430, 10,430, 25,860, and 103,179 options, respectively, to purchase common stock to members of the Company’s Board of Advisors. Accordingly, the Company recorded a charge of $43,000 and $25,000 for the years ended December 31, 2006 and 2005.

On June 9, 2006, the Company’s stockholders approved an increase of 1,500,000 shares of common stock from the 1,629,168 shares of common stock available to be granted under the Plan increasing the number of shares to 3,129,168.

Additional information on shares subject to options is as follows:

At December 31, 2006, 1,459,893 options were available for grant under the Plan. The following tables present information relating to stock options under the Plan as of December 31, 2006 and are adjusted to reflect 10,430 options previously omitted.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

	2006			2005
	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price
Options outstanding at beginning of period	1,546,345	2,707,375	$0.30	1,119,387	2,147,808	$0.23
Granted	122,930	35,858	$1.81	426,958	712,952	$0.48
Options outstanding at end of period	1,669,275	2,743,233	$0.41	1,546,345	2,860,760	$0.30
Options exercisable at end of period	1,395,312	2,311,833	$0.40	1,026,198	1,918,070	$0.28
Options not vested at end of period	273,963	431,400	$0.75	520,147	942,690	$0.54

Options vested or expected to vest	1,669,275	2,743,233	$0.41	1,546,345	2,860,760	$0.30

2006

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Price
$0.18 - 0.20	1,325,055	$0.19	4.8	1,139,576	$0.19
$0.85 - 0.94	178,360	$0.85	7.9	122,553	$0.86
$1.06 - 1.60	88,145	$1.32	8.7	67,560	$1.36
$1.85 - 2.42	77,715	$2.16	8.8	65,623	$2.17
	1,669,275	$0.41	5.5	1,395,312	$0.40
Aggregate intrinsic value	$2,743,233			$2,311,833

At December 31, 2006, 1,395,312 options were fully vested. A summary of the status of the Company’s nonvested options as of December 31, 2006 and changes during the twelve months ended December 31, 2006, is presented below.

	Stock Options	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2006	520,147	$0.54
Options granted during 2006	122,930	$1.45
Options vesting during 2006	369,114	$0.70
Nonvested at December 31, 2006	273,963	$0.75

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

As of December 31, 2006, there was $60,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.41 years.

The weighted-average fair values at date of grant for options granted during the year ended December 31, 2006 and 2005 were $1.45 and $0.80 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005
Expected life in years	5-10	5-10
Interest rate	4.16% - 5.15%	3.72% - 4.58%
Volatility	80%	80%
Dividend yield	0%	0%

NOTE G - INCOME TAXES

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities.

	2006	2005
Net operating loss	$2,270,000	$1,454,000
Stock based compensation	241,000	64,000
Other	106,000	48,000
Research & development credit	43,000	--
	$2,660,000	$1,566,000
Valuation Allowance	$(2,660,000)	$(1,566,000)
Net deferred tax asset	(--)	(--)

The deferred tax assets represents the benefits of its net operating loss and certain expenses not currently deductible for tax purposes. The Company’s deferred tax asset has been fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that more likely than not to be realized. This reduction is necessary due to the uncertainty of the Company's ability to utilize all of the net operating loss carryforwards before they expire.

At December 31, 2006 the Company had approximately $6,677,000 and $43,000 in net operating loss and research & development credit carryforwards for federal income tax purposes which expire as follows:

Year	Net Operating Year Losses	Research & Development Credit
2023	$134,000	$-
2024	928,000	11,000
2025	3,453,000	12,000
2026	2,162,000	20,000
	$6,677,000	$43,000

The difference between the statutory tax rate of 34% and the company's effective tax rate is due to the increase in the valuation allowance of $1,094,000 (2006) and $1,152,000 (2005) and certain expenses not deductible for tax purposes. The Company's ability to utilize its carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended due to changes in ownership.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

NOTE H - NOTE RECEIVABLE FROM PLACEMENT AGENT

The Company received a non-recourse promissory note dated August 20, 2004 for $30,000 from a placement agent and financial advisor in consideration for 3,000,000 shares of common stock (Note F(4)). The promissory note bears interest at 4% per annum and is receivable with the vesting of the 3,000,000 shares of common stock as follows but no later than August 20, 2005:

•	on the acceptance of subscriptions in a private placement of $2,500,000, then 1,000,000 shares of common stock will vest and $10,000 will become due under the note (vested October 13, 2004).

•	on the acceptance of additional subscriptions in a private placement of $1,000,000, then 500,000 shares of common stock will vest and $5,000 will become due under the note (vested October 13, 2004).

•
on the consummation of a financing having gross proceeds of not less than $2,000,000 within twelve months after registration statement becomes effective, then 500,000 shares of common stock will vest and $5,000 will become due under the note.

•
on the consummation of a financing having gross proceeds of not less than $6,000,000 within twelve months after registration statement becomes effective, then 1,000,000 shares of common stock will vest and $10,000 will become due under the note.

In connection with the private placement referred to in Note F(1), the Company granted the placement agent the right of first refusal to serve as placement agent in one or more follow- on offerings having aggregate proceeds of $8,000,000.

On October 13, 2004 such 1,500,000 shares vested and $15,000 under the note was paid.

The registration statement became effective on May 13, 2005. By May 13, 2006, the placement agent had not conducted a follow-on offering having aggregate proceeds of $8,000,000 and the remaining 500,000 shares and 1,000,000 shares did not vest to the placement agent and were forfeited. See also Note I(3).

NOTE I - COMMITMENTS AND OTHER MATTERS

(1) LEASES:

During the period November 2004 through January 2007, the Company leased office space for a monthly fee of approximately $5,000. Rent expense was approximately $67,000 and $64,000 for the years ended December 31, 2006 and 2005, respectively. During February 2007 the Company moved into new office space and agreed to a sixty-six month office lease. The lease agreement includes rent abatement for approximately eight months during 2007. Provisions of the lease include a security deposit of approximately $5,800 and a thirty six month letter of credit in the amount of approximately $55,000. In addition, if the Company cancels this lease after the forty-second month, and prior to its full sixty-six month term, the Company will be obligated to pay a cancellation charge of approximately $46,000. The estimated minimum lease payments for the next five years are: In 2007 - $11,000; in 2008 - $65,000; in 2009 - $66,000; in 2010 - $67,000; in 2011 - $69,000; and $58,000 thereafter.

(2) CONSULTING AGREEMENTS

On October 14, 2004, the Company entered into an advisory agreement with a member of our scientific advisory board to receive technical advisory services. The agreement can be terminated by either party on 30 days' written notice. The agreement provides for $1,500 per month and the issuance of an option under the Plan to purchase 15,000 shares of common stock of the Company at an exercise price of $0.85 per share. In addition, at the end of each year of service on the advisory board, the company will grant an additional non-qualified stock option to purchase 5,000 shares of Common Stock at an exercise price equal to the then fair market value of the Common Stock. Such options vest 25% on the first anniversary and then monthly thereafter over a period of thirty six months.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $37,000 and $141,000 for the years ended December 31, 2006 and 2005 respectively. As of December 31, 2006, 183,845 options had vested. The Company will record additional charges as and when the options vest at the then fair value.

(3) FINANCIAL ADVISOR AGREEMENT

On September 12, 2006, the Company entered into a three year agreement with its placement agent and financial advisor for consulting services related to corporate finance and other financial services. The services shall include assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in the next 18 months from the date of the agreement. As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria set forth in the agreement. In addition, the agreement provides for a fee if the financial advisor acts as a finder or financial consultant in various business transactions in which the Company may be involved such as mergers, acquisitions or joint ventures during the term of the agreement. The forfeiture does not apply to 500,000 shares after one year unless the agreement is cancelled by the Company for non-performance. Accordingly, the Company recorded a $300,000 charge for the year ended December 31, 2006 for the estimated cost of those financial services. The Company will record an additional expense related to this stock issuance as and when the performance criteria are met at the then market price of the stock.

HemoBioTech, Inc. Form 10-KSB for the Year Ended December 31, 2006