Form 10QSB
period 2007-03-31
HEMOBIOTECH, INC.
filed 2007-05-11
CIK 1301348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51334

HEMOBIOTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0995817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5001 Spring Valley Rd, Suite 1040 - West, Dallas, Texas 75244
(Address of principal executive offices and Zip Code)

(972) 455-8950
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2007, the registrant had outstanding 18,436,887 shares of common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HEMOBIOTECH, INC.
(a development stage company)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission (the "SEC"). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in our Annual Report on Form 10-KSB, filed with the SEC on March 27, 2007, under the caption "Risk Factors," all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMOBIOTECH, INC.
(a development stage company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007 (unaudited)	2006 (Derived from audited financial statements)
ASSETS
Current assets:
Cash and cash equivalents	$3,044,000	$3,193,000
Short-term investments	--	1,000,000
Prepaid expenses	711,000	54,000
Total current assets	$3,755,000	$4,247,000
Equipment, net	15,000	12,000
Restricted cash	55,000	--
Total assets	$3,825,000	$4,259,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$160,000	$171,000
Total current liabilities	$160,000	$171,000

STOCKHOLDERS’ EQUITY Common stock ----- $.001 par value 55,000,000 shares authorized;
18,436,887 (includes 1,500,000 shares subject to forfeiture) shares issued and outstanding	$19,000	$19,000
Additional paid-in capital	12,610,000	12,205,000
Deficit accumulated during the development stage	(8,964,000)	(8,136,000)
Total equity	$3,665,000	$4,088,000
	$3,825,000	$4,259,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		OCTOBER 3, 2001 (INCEPTION) THROUGH MARCH 31,
	2007	2006	2007
Revenue	$-	$-	$-
Operating expenses:
Research and development	167,000	168,000	1,414,000
General and administrative	697,000	352,000	5,683,000
Other (income) expenses:
Interest expense	1,000	46,000	2,111,000
Interest income	(37,000)	(19,000)	(244,000)
Net loss	$(828,000)	$(547,000)	$(8,964,000)

Basic and diluted loss per common share	$(.05)	$(.04)
Weighed average number of shares outstanding --- basic and diluted	16,936,887	13,120,146

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC
(a development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Balance - December 31, 2006	18,436,887	$19,000	$12,205,000	$(8,136,000)	$4,088,000
Net Loss for the period				(828,000)	(828,000)
Stock based compensation - board of advisors and consultant			31,000		31,000
Stock based compensation - employees and directors			132,000		132,000
Stock based compensation relating to shares issued to financial advisor (September 12, 2006) See Note G[3]			242,000		242,000
Balance - March 31, 2007 (unaudited)	18,436,887	$19,000	$12,610,000	$(8,964,000)	$3,665,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31,		OCTOBER 31, 2001 (INCEPTION) THROUGH
	2007	2006	MARCH 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(828,000)	$(547,000)	$(8,964,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of options and compensatory stock	405,000	86,000	1,319,000
Conversion charge - interest expense	-	38,000	43,000
Notes issued for services - related party	-	-	354,000
Expenses paid by stockholder	-	-	14,000
Amortization of deferred financing costs	-	-	1,023,000
Amortization of debt discount	-	-	789,000
Depreciation	1,000	1,000	6,000
Contribution of salary	-	-	11,000
Changes in:
Accounts payable and accrued expenses	(12,000)	15,000	871,000
Accrued interest	-	8,000	139,000
Prepaid expenses	(656,000)	(190,000)	(709,000)
Net cash used in operating activities	$(1,090,000)	$(589,000)	$(5,104,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (Purchase) of Short-Term Investments	$945,000	$-	$(55,000)
(Purchase) of property and equipment	(4,000)	(3,000)	(20,000)
Net cash provided (used) in investing activities	$941,000	$(3,000)	$(75,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and debt	-	$-	$3,767,000
Payment of Notes	-	-	(734,000)
Exercise of warrants, net	-	1,889,000	5,190,000
Net cash provided by financing activities	-	$1,889,000	$8,223,000
(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	$(149,000)	$1,297,000	$3,044,000
Cash and cash equivalents - beginning of period	3,193,000	1,259,000	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,044,000	$2,556,000	$3,044,000
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest Paid	$1,000	-	$111,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued salary exchanged for Note	-	-	$150,000
Employees / stockholders contribution of salary	-	-	$564,000
Stockholders contribution of convertible note payable and related interest	-	-	$280,000
Conversion of carrying value of convertible notes payable and accrued interest into common stock	-	$215,000	$1,815,000

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

The accompanying financial statements include the predecessor operations of the Texas corporation from its inception on October 3, 2001. The historical basis of accounting was carried over in the merger, including the deficit accumulated in the development stage. The Company is researching and developing human blood substitute patented technology licensed exclusively from Texas Tech University Health Sciences Center ("TTUHSC") (See Note D). The Company is in the development stage and its efforts have been principally devoted to capital raising, organizational infrastructure development and research and development.

NOTE B -- BASIS OF PRESENTATION

The interim financial statements presented are unaudited but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The interim financial statements should be read in connection with the audited financial statements for the year ended December 31, 2006.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $8,964,000 for the period through March 31, 2007, and has been dependent on funding operations through the private sale of convertible debt and equity securities. At March 31, 2007, the Company had $3,044,000 in cash. Management believes that current cash resources will be sufficient to fund operations for the next twelve months. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing expenditures.

NOTE C -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) RESEARCH AND DEVELOPMENT:

Research and development costs are charged to expense as incurred.

(2) LOSS PER COMMON SHARE:

Basic and diluted loss per common share is based on the net loss divided by the weighted  average number of common shares outstanding during the periods. No effect has been given to the following outstanding potential common shares such as options, warrants, convertible instruments and outstanding shares subject to forfeiture issued to a financial services consultant during September 2006, as described in Note G(3) in the diluted computation as their effect would be antidilutive:

	THREE MONTHS ENDED MARCH 31,
	2007	2006
Stock Options	1,794,275	1,583,845
Convertible notes	-	68,409
Warrants	2,442,372	5,858,576
Common shares subject to forfeiture(1)	1,500,000	-
Total	5,736,647	7,510,830

    (1) Common shares not included in basic earnings per share since subject to forfeiture.

(3) STOCK-BASED COMPENSATION:

Effective January 1, 2006, the Company has adopted SFAS No. 123 (Revised 2004), Share Based Payment, (“SFAS No. 123(R)”) which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) supersedes the Company’s previous accounting under SFAS No. 123.

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying value of cash equivalents, restricted cash, short-term investments, accounts payable and accrued expenses approximates their fair value due to the short period to maturity of these instruments.

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

(6) RECENT ACCOUNTING PRONOUNCEMENTS:

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

(7) CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND RESTRICTED CASH:

The Company considered all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents $55,000 of cash invested in a certificate of deposit which HemoBioTech is obligated to hold under the terms of their lease agreement. Short-term investments at December 31, 2006 consist of a treasury bill which is carried at cost which approximates market value.

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

We adopted the provisions of Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment for uncertain tax provisions. At the adoption date of January 1, 2007, we had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that more likely than not to be realized.

The tax years 2003 through 2006 remain open to examination by the major tax jurisdictions to which we are subject.

(9) RECLASSIFICATION:

Certain amounts from prior period have been reclassified to conform with current period presentation.

NOTE D - AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SCIENCES CENTER ("TTUHSC")

On January 22, 2002, the Company entered into an exclusive license agreement with TTUHSC with respect to receiving certain patented rights. The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection). These shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations. In addition, the Company has agreed to reimburse TTUHSC for all intellectual property protection costs and patent maintenance fees. On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock. Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations. In addition, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. As of March 31, 2007, such approval had not been obtained. In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006. The agreement may be terminated by either party on 90 days written notice. In December 2004, the Company paid a fee of approximately $231,000 to fund the next phase of its research under the SRA through December 31, 2005.

In January 2006, the Company entered into a Stage III SRA with TTUHSC for the period January 1, 2006, to December 31, 2006. In connection therewith, the Company made an initial payment of approximately $287,000 which was amortized during 2006.

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations as incurred by TTUHSC based on monthly reporting to the Company. As of March 31, 2007, approximately $680,000 is shown as a prepaid research and development expense on the accompanying balance sheet. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Professional fees	$92,000	$88,000
Liquidated damages	38,000	38,000
Insurance	0	20,000
Other	30,000	25,000
Total	$160,000	$171,000

NOTE F - STOCKHOLDERS' EQUITY

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

Based on the allocation of the relative fair values to the components of the private placement offering, the debt discount was calculated to be $855,000, which was amortized as interest expense over the term of the notes.

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

(3) STOCK WARRANTS:

In connection with the private placement in 2004, the Company issued 5,294,162 Class A warrants exercisable at $1.06 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants were subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equaled or exceeded $2.12 for a period of at least 20 consecutive trading days at a redemption price of $.001 per warrant.

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

(4) STOCK OPTION/STOCK ISSUANCE PLAN:

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

On June 9, 2006, the Company’s stockholders approved the 2003 Amended & Restated Stock Option/Stock Issuance Plan (the “Plan”) and voted an increase of 1,500,000 shares of common stock from the 1,629,168 shares of common stock available to be granted under the Plan increasing the number of shares to 3,129,168.

Additional information on shares subject to options is as follows:

At March 31, 2007, 1,334,893 options were available for grant under the Plan. The following table presents information relating to stock options under the Plan as of March 31, 2007.

	THREE MONTHS ENDED MARCH 31,
	2007			2006
	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,669,275	-	$0.41	1,546,345	$0.30
Granted	125,000	-	$2.01	37,500	$2.22
Options outstanding at end of period	1,794,275	$2,663,520	$0.52	1,583,845	$0.35
Options exercisable at end of period	1,531,047	$2,348,194	$0.47	1,096,597	$0.32

Options vested or expected to vest	1,794,275	$2,663,520	$0.52	1,583,845	$0.35

MARCH 31, 2007

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.18 - $0.20	1,325,055	$0.19	4.5	1,191,839	$0.19
$0.85 - $0.94	178,360	$0.85	7.6	128,862	$0.86
$1.06 - $1.60	88,145	$1.32	8.4	68,682	$1.35
$1.85 - $2.42	202,715	$2.07	9.3	141,664	$2.09
	1,794,275	$0.52	5.6	1,531,047	$0.47

As of March 31, 2007, 1,531,047 options were fully vested. A summary of the status of the Company’s nonvested options as of March 31, 2007 and changes during the three months ended March 31, 2007, is presented below.

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	273,963	$0.75
Options granted	125,000	$1.66
Options vested	(135,735)	$1.04
Nonvested at March 31, 2007	263,228	$0.86

As of March 31, 2007, there was $135,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

The weighted-average fair values at date of grant for options granted during the three-month period ended March 31, 2007 and 2006 were $1.66 and $1.82 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Expected life in years	5-10	5-10
Interest rate	4.56% - 4.83%	4.53% - 4.86%
Volatility	80%	80%
Dividend yield	0%	0%

NOTE G - COMMITMENTS AND OTHER MATTERS

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

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $37,000 and $141,000 for the years ended December 31, 2006 and 2005 respectively.  As of March 31, 2007, 192,329 options had vested. The Company will record additional charges as and when the options vest at the then fair value.

In connection with the above consulting agreements, the Company recorded approximately $5,000 in cash charges for the three month periods ended March 31, 2007 and 2006. In addition, the Company recorded stock based compensation expense of approximately $19,000 and $18,000 for the three month periods ended March 31, 2007 and 2006, respectively.

(3) FINANCIAL ADVISOR AGREEMENT:

On September 12, 2006, the Company entered into a three year agreement with its placement agent and financial advisor for consulting services related to corporate finance and other financial services. The services shall include assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in the next 18 months from the date of the agreement. As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria set forth in the agreement. In addition, the agreement provides for a fee if the financial advisor acts as a finder or financial consultant in various business transactions in which the Company may be involved such as mergers, acquisitions or joint ventures during the term of the agreement. The forfeiture does not apply to 500,000 shares after one year unless the agreement is cancelled by the Company for non-performance. Accordingly, the Company recorded a $242,000 charge for the three months ended March 31, 2007 for the estimated cost of those financial services. The Company will record an additional expense over the service period related to this stock issuance as and when the performance criteria are met at the then market price of the stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS

We are primarily engaged in the research and development of human blood substitute technology exclusively licensed from Texas Tech University Health Sciences Center (“TTUHSC”). Since October 27, 2004 most of our working capital was used to pay for general and administrative costs, salaries, legal and accounting fees and the cost of raising money. After reviewing the blood substitute technology developed by researchers at Texas Tech, in January 2002 we licensed from Texas Tech the exclusive rights to various alternative compositions of HemoTech, a novel blood substitute that is based on hemoglobin (which is the key protein in red blood cells that carries oxygen) of both bovine (cow) and human origin, as well as methods for its production and use. What makes HemoTech a novel potential blood substitute product is the fact that it is comprised of hemoglobin that has been isolated from bovine blood and then chemically modified to make the product non-toxic. We also have an agreement with Texas Tech that any patent issuing from its patent application relating to the induction of erythropoiesis (which is the production of red blood cells by the body) will be included under our exclusive license with Texas Tech. In addition to our license and patent agreement with Texas Tech, beginning in July 2002, we have entered into a series of Sponsored Research Agreements (“SRA”) with TTUHSC under which we are entitled to use certain of Texas Tech's production and research and development facilities in Lubbock, Texas.

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

RESEARCH AND DEVELOPMENT OF HEMOTECH

HemoTech is currently our only potential product. We expect that the remaining production, development, testing and FDA approval of HemoTech, if ever, will occur over a period of approximately four to five years. In other words, assuming we are able to progress through each phase of clinical trials efficiently and without significant delay, we believe we could obtain FDA approval of HemoTech by mid-2011, and possibly even earlier, although there is no guarantee that we will meet this timeline.

HemoTech must undergo several major stages of production, development, and clinical testing before being in a position to submit its NDA application to the FDA, as follows:

•
PRODUCTION OF HEMOTECH. In order to produce HemoTech for Phase I U.S. clinical trials, we must complete certain upgrades of the current HemoTech production facilities located at TTUHSC. A portion of these upgrades have been completed during 2006. Additional necessary upgrades are planned for 2007 and will be based on recommendations from the FDA. We anticipate that these additional upgrades will be completed in 2007, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials, unexpected costs associated with construction and our ability to raise sufficient capital in order to complete such upgrades.

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

•
PHASE I OF OUR U.S. CLINICAL TRIALS. Once our U.S. IND application has been accepted by the FDA, we expect to be able to commence our Phase I U.S. clinical trials of HemoTech. Depending on whether the FDA accepts our U.S. IND application in late 2007, we believe that we could begin Phase I U.S. clinical trials during 2008 although there is no guarantee that we can meet this goal. We estimate that our Phase I U. S. clinical trials (including the costs of doing additional research and development of HemoTech during our Phase I U.S. clinical trials and the operational and overhead costs that we will incur during our Phase I U. S. clinical trials) could cost approximately $10.0 million, although the final cost could be more or less than this estimate, which includes the following:

•	approximately $1.4 million for the production of HemoTech;

•	approximately $1.6 million for the testing of HemoTech on humans;

•	approximately $1.9 million for personnel, administrative, and operational expenses that we expect to incur during our Phase I U. S. clinical trials;

•	approximately $1.7 million for legal, accounting, consulting, technical and other professional fees that we expect to incur during our Phase I U. S. clinical trials;

•	approximately $1.6 million for research and development costs that we expect to incur during our Phase I U. S. clinical trials; and

•	approximately $2.0 million for preparation of Phase II clinical trials.

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

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through March 31, 2007. To date, our efforts have been principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and Sponsored Research Agreements with TTUHSC, hiring employees and consultants, establishing our Board of Advisors, developing a business plan, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2006 the Company upgraded the production facility at Texas Tech University and maintained an animal donor facility.

Total expenses, and thus our losses, totaled $8,964,000 from October 3, 2001 (inception) through March 31, 2007. Such losses included $2,571,000 in 2006, and $828,000 for the three months ended March 31, 2007.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

Total expenses, and thus our losses, for the three months ended March 31, 2007, were $828,000 compared with $547,000 for the same period a year ago resulting from significantly higher general and administrative costs more than offsetting lower net interest expense.

General and Administrative costs were $697,000 for the three months ended March 31, 2007, an increase of $345,000 compared with the same period in the prior year. This increase results from increases in non-cash stock based compensation to employees, directors and consultants, and increased salary and related costs. For the 2007 period, stock based compensation includes a charge of $242,000 related to a financing services agreement signed in September 2006.

Research and Development expenses were $167,000 for the 2007 period, essentially flat compared with the same period in 2006. This results from higher costs associated with our Stage IV Sponsored Research Agreement with Texas Tech Health Sciences Center offsetting a decrease in outside consulting costs. The Stage IV agreement was funded in January 2007 at an expenditure of approximately $780,000 compared to funding of approximately $287,000 for the Stage III SRA signed in January of 2006.

Interest cost for the 2006 period includes an inducement expense of $38,000 related to $200,000 principal value of our 10% Convertible Promissory Notes converted to stock, representing the difference between the conversion price and the market price at the date of conversion. Interest income increased in the 2007 period due to higher cash balances resulting from the holders of our Class A Warrants exercising their warrants in 2006.

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

During the 2007 period, net cash used in operating activities includes the approximately $780,000 paid to TTUHSC and appropriately recorded as a prepaid expense during the period. The Company also incurred a non-cash stock-based compensation charge of $405,000 during the period.

Investing activities during the quarter ended March 31, 2007 include the maturation of a $1,000,000 short-term investment and the purchase of a certificate of deposit (restricted cash) related to a lease agreement.

During the period of January 1, 2006 through March 31, 2006, an aggregate of $200,000 principal amount of our notes and $15,000 of accrued but unpaid interest was converted into an aggregate of 128,264 shares of our common stock at negotiated conversion prices ranging from $1.53 to $1.96 per share. The inducement feature corresponding with the conversion of the $200,000 principal value was $38,000. During the period August 2005 through April 2006, an aggregate of $1,765,000 principal amount of our notes and $115,000 of accrued but unpaid interest was converted into an aggregate of 1,687,301 shares of our common stock.

During the first quarter of 2006, holders of our Class A Warrants exercised 1,877,956 Warrants held by them for aggregate net consideration of $1,889,000, and in connection therewith they were issued an aggregate 1,877,956 shares of HemoBioTech common stock. The warrants were originally received as part of an October 2004 private placement by HemoBioTech. Through July 2006, 5,156,035 warrants were exercised (including the above mentioned 1,877,956 warrants), providing the company net proceeds of approximately$5,190,000.

We believe our cash available of $3.0 million at March 31, 2007 will be sufficient to fund our current operations for the next twelve months. In order to complete our planned operations, submission of our IND to the FDA, and prepare for clinical trials we will need to raise an additional $6 to 10 million within the next nine to twelve months, although there can be no assurance that we can meet this timeframe. If we fail to generate enough working capital, either from future equity or debt sales, or exercise of our Placement Agent Warrants, or revenue, we will have to curtail our planned operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

PART II --OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
32.1	*Certification of Principal Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	*Certification of Principal Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
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

HEMOBIOTECH, INC.

Date: May 11, 2007	By:	/s/ ARTHUR P. BOLLON, PH.D.
Arthur P. Bollon, Ph.D.
Chairman of the Board of Directors, President and Chief Executive Officer
Dated: May 11, 2007	By:	/s/ MARK J. ROSENBLUM
Mark J. Rosenblum
Chief Financial Officer and Secretary