Form 10QSB
period 2007-06-30
HEMOBIOTECH, INC.
filed 2007-08-09
CIK 1301348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________  ..

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

As of August 3, 2007, the registrant had outstanding 18,436,887 shares of common stock, $0.001 par value per share.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007 (unaudited)	2006 (Derived from audited financial statements)
ASSETS
Current assets:
Cash and cash equivalents	$2,387,000	$3,193,000
Short-term investments	--	1,000,000
Prepaid expenses	723,000	54,000
Total current assets	$3,110,000	$4,247,000
Equipment, net	48,000	12,000
Restricted cash	55,000	--
Total Assets	$3,213,000	$4,259,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$178,000	$171,000
Total current liabilities	$178,000	$171,000

STOCKHOLDERS’ EQUITY Common stock ----- $.001 par value 55,000,000 shares
authorized; 18,436,887 (includes 1,500,000 shares subject to forfeiture) shares issued and outstanding	$19,000	$19,000
Additional paid-in capital	12,862,000	12,205,000
Deficit accumulated during the development stage	(9,846,000)	(8,136,000)
Total Equity	$3,035,000	$4,088,000
	$3,213,000	$4,259,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	THREE MONTHS ENDED				SIX MONTHS ENDED				OCTOBER 3, 2001
									(INCEPTION)
	JUNE 30,				JUNE 30,				THROUGH JUNE 30,
	2007		2006		2007		2006		2007
Revenue		$-		$-		$-		$-	$-
Operating expense	$		$		$		$		$
Research and development		311,000		151,000		478,000		317,000	1,689,000
General and administrative		602,000		419,000		1,299,000		773,000	6,321,000
Other (income) expense
Interest expense		1,000		7,000		2,000		53,000	2,112,000
Interest income		(32,000)		(22,000)		(69,000)		(41,000)	(276,000)
Net loss		$(882,000)		$(555,000)		$(1,710,000)		$(1,102,000)	$(9,846,000)

Basic and diluted loss per common share		$(0.05)		$(0.04)		$(0.10)		$(0.08)

Weighed average number of shares outstanding -- basic and diluted		16,936,887		14,052,797		16,936,887		13,586,472

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC
 (a development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Balance – December 31, 2006	18,436,887	$19,000	$12,205,000	$(8,136,000)	$4,088,000
Net Loss for the period				(1,710,000)	(1,710,000)
Stock based compensation – board of advisors and consultant			60,000		60,000
Stock based compensation – employees and directors			183,000		183,000
Stock based compensation relating to shares issued to financial advisor (See Note G[3])			414,000		414,000
Balance – June 30, 2007 (unaudited)	18,436,887	$19,000	$12,862,000	$(9,846,000)	$3,035,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		OCTOBER 31, 2001 (INCEPTION) THROUGH JUNE 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,710,000)	$(1,102,000)	$(9,846,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options and compensatory stock	657,000	129,000	1,571,000
Conversion charge – interest expense	-	43,000	43,000
Notes issued for services – related party	-	-	354,000
Expenses paid by stockholder	-	-	14,000
Amortization of deferred financing costs	-	-	1,023,000
Amortization of debt discount	-	-	789,000
Depreciation	2,000	1,000	7,000
Contribution of salary	-	-	11,000
Changes in:
Accounts payable and accrued expenses	(15,000)	(61,000)	890,000
Accrued interest	-	(3,000)	139,000
Prepaid expenses	(669,000)	(215,000)	(722,000)
Net cash used in operating activities	$(1,735,000)	$(1,208,000)	$(5,727,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (Purchase) of Short-Term Investments	$945,000	$-	$(55,000)
(Purchase) of property and equipment	(16,000)	(3,000)	(54,000)
Net cash provided (used) in investing activities	$929,000	$(3,000)	$(109,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and debt	-	$-	$3,767,000
Payment of Notes	-	(113,000)	(734,000)
Net proceeds from exercise of warrants	-	2,883,000	5,190,000
Net cash provided by financing activities	-	$2,770,000	$8,223,000
(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	$(806,000)	$1,559,000	$2,387,000
Cash and cash equivalents – beginning of period	3,193,000	1,259,000	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,387,000	$2,818,000	$2,387,000
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest Paid	$2,000	$13,000	$112,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued salary exchanged for Note	-	-	$150,000
Employees / stockholders contribution of salary	-	-	$564,000
Stockholders contribution of convertible note payable and related interest	-	-	$280,000
Conversion of carrying value of convertible notes payable and accrued interest into common stock	-	$243,000	$1,815,000
Fixed Assets Purchased – not yet paid	$22,000		$22,000

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

The accompanying financial statements include the predecessor operations of the Texas corporation from its inception on October 3, 2001. The historical basis of accounting was carried over in the merger, including the deficit accumulated in the development stage. The Company is researching and developing human blood substitute patented technology licensed exclusively from Texas Tech University Health Sciences Center ("TTUHSC") (See Note D). The Company is in the development stage and its efforts have been principally devoted to organizational infrastructure development, research and development and capital raising.

NOTE B - BASIS OF PRESENTATION

The interim financial statements presented are unaudited but in the opinion of management, have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a basis consistent with those of the annual financial statements. Such interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, the results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying condensed financial statements do not include all of the information and footnote disclosures in annual audited financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States.  Accordingly, the interim condensed financial statements should be read in connection with the audited financial statements for the year ended December 31, 2006.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $9,846,000 for the period through June 30, 2007, and has been dependent on funding operations through the private sale of convertible debt and equity securities. At June 30, 2007, the Company had $2,387,000 in cash. Management believes that current cash resources will be sufficient to fund its current operations through the next twelve months. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing expenditures.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) RESEARCH AND DEVELOPMENT:

Research and development costs are charged to expense as incurred.

(2) LOSS PER COMMON SHARE:

Basic and diluted loss per common share is based on the net loss divided by the weighted  average number of common shares outstanding during the periods. No effect has been given to the following outstanding potential common shares such as options, warrants and outstanding shares subject to forfeiture issued to a financial services consultant during September 2006, as described in Note G(3) in the diluted computation as their effect would be antidilutive:

	JUNE 30,
	2007	2006
Stock Options	1,829,275	1,608,845
Warrants	2,442,372	4,870,921
Common shares subject to forfeiture(1)	1,500,000	-
Total	5,771,647	6,479,766

      (1) Common shares not included in basic earnings per share since subject to forfeiture.

(3) STOCK-BASED COMPENSATION:

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share Based Payment, (“SFAS No. 123(R)”) which requires the Company to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  SFAS No. 123(R) supersedes the Company’s previous accounting under SFAS No. 123.

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

(7) CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND RESTRICTED CASH:

The Company considered all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.  Restricted cash represents $55,000 of cash invested in a certificate of deposit which the Company is obligated to hold under the terms of their lease agreement. Short-term investments at December 31, 2006 consist of a treasury bill which is carried at cost which approximates market value.

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

We recognize interest and penalties related to uncertain tax positions in general and administrative expense.  As of June 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  These shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  In addition, the Company has agreed to reimburse TTUHSC for all intellectual property protection costs and patent maintenance fees.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations. In addition, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. As of June 30, 2007, such approval had not been obtained.  In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006.  In December 2004, the Company paid a fee of approximately $231,000 to fund the next phase of its research under the SRA through December 31, 2005.

In January 2006, the Company entered into a Stage III SRA with TTUHSC for the period January 1, 2006, to December 31, 2006.  In connection therewith, the Company made an initial payment of approximately $287,000 which was amortized during 2006.

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations as incurred by TTUHSC based on monthly reporting to the Company.  As of June 30, 2007, approximately $611,000 is included in prepaid expenses on the accompanying balance sheet. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.

The Sponsored Research Agreements may be terminated by either party on 90 days written notice.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Leasehold improvements	$22,000	$-
Professional fees	83,000	88,000
Liquidated damages	38,000	38,000
Insurance	-	20,000
Other	35,000	25,000
Total	$178,000	$171,000

NOTE F - STOCKHOLDERS' EQUITY

(1) PRIVATE PLACEMENT:

On October 27, 2004, the Company completed a private placement of 45 units and raised gross proceeds of $4,500,000. Each unit consists of a $50,000 unsecured convertible promissory note (see below), 58,824 shares of common stock and 117,648 warrants. The notes bear interest at 10% per annum (an effective rate of 77%) and are convertible at the option of the holder into common stock or convertible securities to be sold by the Company in its next financing, as defined, at a conversion price equal to the per share offering price of such financing.

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

During the third quarter of 2005, the Company granted 50,000 and 10,000 warrants, respectively to two service providers and valued the warrants using Black-Scholes option pricing model.

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

Additional information on shares subject to options is as follows:

At June 30, 2007, 1,299,893 options were available for grant under the Plan. The following table presents information relating to stock options under the Plan as of June 30, 2007.

	SIX MONTHS ENDED JUNE 30,
	2007			2006
	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,669,275	--	$0.41	1,546,345	$0.30
Granted	160,000	--	$1.97	62,500	$1.92
Options outstanding at end of period	1,829,275	$2,344,800	$0.55	1,608,845	$0.36
Options exercisable at end of period	1,602,883	$2,132,317	$0.50	1,189,913	$0.35

Options vested or expected to vest	1,829,275	$2,344,800	$0.55	1,608,845	$0.36

JUNE 30, 2007

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.18 - $0.20	1,325,055	$0.19	4.26	1,226,036	$0.19
$0.85 – $0.94	178,360	$0.85	7.36	135,171	$0.86
$1.06 – $1.60	88,145	$1.32	8.16	69,804	$1.35
$1.80 - $2.42	237,715	$2.03	9.11	171,872	$2.05
	1,829,275	$0.55	5.39	1,602,883	$0.50

As of June 30, 2007, 1,602,883 options were fully vested. A summary of the status of the Company’s nonvested options as of June 30, 2007 and changes during the six months ended June 30, 2007, is presented below.

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	273,963	$0.75
Options granted	160,000	$1.62
Options vested	(207,571)	$0.97
Nonvested at June 30, 2007	226,392	$0.96

As of June 30, 2007, there was $135,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

The aggregate intrinsic value for the 207,571 options that vested during the six months ended July 30, 2007 was $153,000.

The weighted-average fair values at date of grant for options granted during the six-month period ended June 30, 2007 and 2006 were $1.62 and $1.56 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Expected life in years	5-10	5-10	5-10	5-10
Interest rate	4.63% – 5.03%	5.07% – 5.15%	4.83% – 5.03%	4.53% – 5.15%
Volatility	80%	80%	80%	80%
Dividend yield	0%	0%	0%	0%

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

(2) CONSULTING AGREEMENTS:

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

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $37,000 and $141,000 for the years ended December 31, 2006 and 2005 respectively. As of June 30, 2007, 200,813 options had vested. The Company will record additional charges as and when the options vest at the then fair value.

In connection with the above consulting agreements, the Company recorded approximately $9,000 in cash charges for the six month periods ended June 30, 2007 and 2006.  In addition, the Company recorded stock based compensation expense of approximately $37,000 and $17,000 for the six month periods ended June 30, 2007 and 2006, respectively.  Stock based compensation for the three months ended June 30, 2007 related to these consulting agreements was $18,000.  The amount related to the three months ended June 30, 2006 was de minimis.

(3) FINANCIAL ADVISOR AGREEMENT:

On September 12, 2006, the Company entered into a three year agreement with its placement agent and financial advisor for consulting services related to corporate finance and other financial services. The services shall include assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in the next 18 months from the date of the agreement.   As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock.  The shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria set forth in the agreement. In addition, the agreement provides for a fee if the financial advisor acts as a finder or financial consultant in various business transactions in which the Company may be involved such as mergers, acquisitions or joint ventures during the term of the agreement. The forfeiture does not apply to 500,000 shares after one year unless the agreement is cancelled by the Company for non-performance.  Accordingly, the Company recorded a $414,000 charge for the six months ended June 30, 2007 for the estimated cost of those financial services. The Company will record an additional expense over the service period related to this stock issuance as and when the performance criteria are met at the then market price of the stock.

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

HemoTech must undergo several major stages of production, development, and clinical testing before being in a position to submit its New Drug Application (“NDA”) to the FDA, as follows:

•
PRODUCTION OF HEMOTECH. In order to produce HemoTech for Phase I U.S. clinical trials, we must complete certain upgrades of the current HemoTech production facilities located at TTUHSC. A portion of these upgrades have been completed during 2006. Additional necessary upgrades are being implemented in 2007 and are based on recommendations from the FDA. We anticipate that these additional upgrades will be completed in 2007, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials, unexpected costs associated with construction and our ability to raise sufficient capital in order to complete such upgrades.

•
PREPARATION AND SUBMISSION OF U.S. IND APPLICATION. We started preparing material for our U.S. IND application on December 13, 2004, when we entered into our Stage II Sponsored Research Agreement with TTUHSC. We are actively planning and implementing the FDA recommendations including upgrading the production facility, preparing for clinical trials and the production of HemoTech; collectively at a cost estimated to be greater than $5,000,000, which are necessary for submission of our U.S. IND application, although there can be no assurance that we will be able to meet a specified timetable or budgeted amount. We currently do not have sufficient funds available to pay this amount.  We will need to raise at least $6,000,000 by year end in order to complete the above mentioned activities.

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

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through June 30, 2007. To date, our efforts have been principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and Sponsored Research Agreements with TTUHSC, hiring employees and consultants, establishing our Board of Advisors, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2006 the Company upgraded the production facility at Texas Tech University and maintained an animal donor facility.

Total expenses, and thus our losses, totaled $9,846,000 from October 3, 2001 (inception) through June 30, 2007. Such losses included $1,102,000 and $1,710,000 for both the six months ended June 30, 2006 and 2007, respectively.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Total expenses, and thus our losses, for the three months ended June 30, 2007, were $882,000 compared with $555,000 for the same period a year ago resulting from significantly higher research and development and general and administrative costs.

Research and Development expenses were $311,000 for the 2007 period, an increase of $160,000 compared with the same period in 2006, resulting from higher costs paid to outside laboratories and consultants.  Charges related to the Sponsored Research Agreement with TTUHSC were essentially unchanged.

General and Administrative costs were $602,000 for the three months ended June 30, 2007, an increase of $183,000 compared with the same period in the prior year. This increase primarily results from increases in non-cash stock based compensation to our financial consultant, employees and directors.  Slightly higher cash based compensation was offset by lower office related expenses.  For the 2007 period, stock based compensation includes charges of $172,000 related to a financing services agreement signed in September 2006.

Interest income increased in the 2007 period due to higher cash balances resulting from the holders of our Class A Warrants exercising their warrants in 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Total expenses, and thus our losses, for the six months ended June 30, 2007, were $1,710,000 compared with $1,102,000 for the same period a year ago resulting from significantly higher general and administrative costs and higher research and development costs more than offsetting lower net interest expense.

General and Administrative costs were $1,299,000 for the six months ended June 30, 2007, an increase of $526,000 compared with the same period in the prior year. This increase primarily results from increases in non-cash stock based compensation to employees, directors and consultants, and increased salary and related costs.  For the 2007 period, stock based compensation includes charges of $414,000 related to a financing services agreement signed in September 2006.

Research and Development expenses were $478,000 for the 2007 period, increasing $161,000 from the $317,000 in the same period in 2006 resulting from higher costs paid to outside laboratories and consultants.  Spending related to the Stage IV Sponsored Research Agreement with Texas Tech Health Sciences Center were slightly higher in the current period compared to the same period a year ago.

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

During the 2007 period, net cash used in operating activities of $1,735,000 includes approximately $780,000 paid to TTUHSC and $115,000 for insurance appropriately recorded as prepaid expenses during the period.  The Company also paid its Research and Development laboratories and consultants approximately $200,000 during the period.

Investing activities during the six months ended June 30, 2007 include the maturation of a $1,000,000 short-term investment and the purchase of a certificate of deposit (restricted cash) related to a lease agreement.

During the period of January 1, 2006 through April 27, 2006, an aggregate of $225,000 principal amount of our notes and $18,000 of accrued but unpaid interest was converted into an aggregate of 142,812 shares of our common stock at negotiated conversion prices ranging from $1.53 to $1.96 per share. In connection therewith, the Company recorded a charge of approximately $43,000 as interest expense representing the difference between the conversion price and the market price at date of conversion. During the period August 2005 through April 2006, an aggregate of $1,765,000 principal amount of our notes and $115,000 of accrued but unpaid interest was converted into an aggregate of 1,687,301 shares of our common stock.

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

We believe our cash available of $2.4 million at June 30, 2007 will be sufficient to fund our current operations for the next twelve months. In order to complete our planned operations which includes implementing FDA recommendations necessary for submitting our IND to the FDA, upgrading the production facility, preparation for clinical trials, and the production of HemoTech; collectively at a cost estimated to be greater than $5,000,000, we will need to raise at least $6 million by year end, although there can be no assurance that we can meet this timeframe. If we fail to generate enough working capital, either from future equity or debt sales, or exercise of our Placement Agent Warrants, or revenue, we will have to curtail our planned operations.

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

HEMOBIOTECH, INC.

Date: August 9, 2007	By:	/s/ ARTHUR P. BOLLON, PH.D.
Arthur P. Bollon, Ph.D.
Chairman of the Board of Directors, President and Chief Executive Officer
Dated: August 9, 2007	By:	/s/ MARK J. ROSENBLUM
Mark J. Rosenblum
Chief Financial Officer and Secretary