Form 10QSB
period 2007-09-30
HEMOBIOTECH, INC.
filed 2007-11-13
CIK 1301348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, the registrant had outstanding 18,436,887 shares of common stock, $0.001 par value per share.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007 (unaudited)	2006 (Derived from audited financial statements)
ASSETS
Current assets:
Cash and cash equivalents	$1,932,000	$3,193,000
Short-term investments	--	1,000,000
Prepaid expenses	598,000	54,000
Total current assets	$2,530,000	$4,247,000
Equipment, net	52,000	12,000
Restricted cash	55,000	--
Total Assets	$2,637,000	$4,259,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$157,000	$171,000
Total current liabilities	$157,000	$171,000
Deferred rent	$29,000	$--

STOCKHOLDERS’ EQUITY Common stock ----- $.001 par value 55,000,000 shares
authorized; 18,436,887 (includes 1,000,000 shares subject to forfeiture) shares issued and outstanding	$19,000	$19,000
Additional paid-in capital	13,207,000	12,205,000
Deficit accumulated during the development stage	(10,775,000)	(8,136,000)
Total Equity	$2,451,000	$4,088,000
	$2,637,000	$4,259,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	THREE MONTHS ENDED				NINE MONTHS ENDED				OCTOBER 3, 2001
									(INCEPTION)
	SEPTEMBER 30,				SEPTEMBER 30,				THROUGH SEPTEMBER 30,
	2007		2006		2007		2006		2007
Revenue		$-		$-		$-		$-	$-
Operating expense	$		$		$		$		$
Research and development		268,000		158,000		746,000		474,000	1,957,000
General and administrative		688,000		374,000		1,987,000		1,148,000	7,010,000
Other (income) expense
Interest expense		--		--		2,000		53,000	2,112,000
Interest income		(28,000)		(48,000)		(96,000)		(89,000)	(304,000)
Net loss		$(928,000)		$(484,000)		$(2,639,000)		$(1,586,000)	$(10,775,000)

Basic and diluted loss per common share		$(0.05)		$(0.03)		$(0.16)		$(0.11)

Weighed average number of shares outstanding -- basic and diluted		17,040,148		16,675,922		16,969,610		14,601,672

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC
 (a development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Balance – December 31, 2006	18,436,887	$19,000	$12,205,000	$(8,136,000)	$4,088,000
Net Loss for the period				(2,639,000)	(2,639,000)
Stock based compensation – board of advisors and consultant			86,000		86,000
Stock based compensation – employees and directors			231,000		231,000
Stock based compensation relating to shares issued to financial advisor (See Note G[3])			685,000		685,000
Balance – September 30, 2007 (unaudited)	18,436,887	$19,000	$13,207,000	$(10,775,000)	$2,451,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		OCTOBER 31, 2001 (INCEPTION) THROUGH
	2007	2006	SEPTEMBER 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,639,000)	$(1,586,000)	$(10,775,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options and compensatory stock	1,002,000	212,000	1,916,000
Conversion charge – interest expense	-	43,000	43,000
Notes issued for services – related party	-	-	354,000
Expenses paid by stockholder	-	-	14,000
Amortization of deferred financing costs	-	-	1,023,000
Amortization of debt discount	-	-	789,000
Depreciation	5,000	2,000	10,000
Contribution of salary	-	-	11,000
Changes in:
Accounts payable and accrued expenses	(36,000)	(210,000)	869,000
Deferred rent	29,000	-	29,000
Accrued interest	-	(3,000)	139,000
Prepaid expenses	(544,000)	(114,000)	(597,000)
Net cash used in operating activities	$(2,183,000)	$(1,656,000)	$(6,175,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (Purchase) of Short-Term Investments	$945,000	$(1,000,000)	$(55,000)
(Purchase) of property and equipment	(23,000)	(3,000)	(61,000)
Net cash provided (used) in investing activities	$922,000	$(1,003,000)	$(116,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and debt	-	$-	$3,767,000
Payment of Notes	-	(113,000)	(734,000)
Net proceeds from exercise of warrants	-	5,190,000	5,190,000
Net cash provided by financing activities	-	$5,077,000	$8,223,000
(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	$(1,261,000)	$2,418,000	$1,932,000
Cash and cash equivalents – beginning of period	3,193,000	1,259,000	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,932,000	$3,677,000	$1,932,000
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest Paid	$2,000	$13,000	$112,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued salary exchanged for Note	-	-	$150,000
Employees / stockholders contribution of salary	-	-	$564,000
Stockholders contribution of convertible note payable and related interest	-	-	$280,000
Conversion of carrying value of convertible notes payable and accrued interest into common stock	-	$243,000	$1,815,000
Fixed Assets Purchased – not yet paid	$22,000		$22,000

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

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $10,775,000 for the period through September 30, 2007, and has been dependent on funding operations through the private sale of convertible debt and equity securities. At September 30, 2007, the Company had $1,932,000 in cash. Management believes that current cash resources will be sufficient to fund its current operations through the next twelve months. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing expenditures.

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

	SEPTEMBER 30,
	2007	2006
Stock Options	1,854,275	1,633,845
Warrants	2,442,372	2,442,372
Common shares subject to forfeiture(1)	1,000,000	1,500,000
Total	5,296,647	5,576,217

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

We recognize interest and penalties related to uncertain tax positions in general and administrative expense.  As of September 30, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

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

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  These shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  In addition, the Company has agreed to reimburse TTUHSC for all intellectual property protection costs and patent maintenance fees.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations. In addition, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. As of September 30, 2007, such approval had not been obtained.  In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006.  In December 2004, the Company paid a fee of approximately $231,000 to fund the next phase of its research under the SRA through December 31, 2005.

In January 2006, the Company entered into a Stage III SRA with TTUHSC for the period January 1, 2006, to December 31, 2006.  In connection therewith, the Company made an initial payment of approximately $287,000 which was amortized during 2006.

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations as incurred by TTUHSC based on monthly reporting to the Company.  As of September 30, 2007, approximately $514,000 is included in prepaid expenses on the accompanying balance sheet. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.

The Sponsored Research Agreements may be terminated by either party on 90 days written notice.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Leasehold improvements	$22,000	$--
Professional fees	85,000	88,000
Liquidated damages	38,000	38,000
Insurance	--	20,000
Other	12,000	25,000
Total	$157,000	$171,000

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

During the third quarter of 2005, the Company granted 50,000 warrants expiring in July 2009 and 10,000 warrants expiring in September 2009, respectively to two service providers and valued the warrants using Black-Scholes option pricing model.

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

Additional information on shares subject to options is as follows:

At September 30, 2007, 1,274,893 options were available for grant under the Plan. The following table presents information relating to stock options under the Plan as of September 30, 2007.

	NINE MONTHS ENDED SEPTEMBER 30,
	2007			2006
	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,669,275	--	$0.41	1,546,345	$0.30
Granted	185,000	--	$1.93	87,500	$1.78
Options outstanding at end of period	1,854,275	$2,106,066	$0.56	1,633,845	$0.38
Options exercisable at end of period	1,665,635	$1,960,250	$0.52	1,305,639	$0.37

Options vested or expected to vest	1,854,275	$2,106,066	$0.56	1,633,845	$0.38

SEPTEMBER 30, 2007

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.18 - $0.20	1,325,055	$0.19	4.01	1,251,149	$0.19
$0.85 - $0.94	178,360	$0.85	7.11	141,480	$0.86
$1.06 - $1.65	108,145	$1.38	8.30	90,926	$1.41
$1.80 - $2.42	242,715	$2.03	8.78	182,080	$2.04
	1,854,275	$0.56	5.19	1,665,635	$0.52

As of September 30, 2007, 1,665,635 options were fully vested. A summary of the status of the Company’s nonvested options as of September 30, 2007 and changes during the nine months ended September 30, 2007, is presented below.

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	273,963	$0.75
Options granted	185,000	$1.58
Options vested	(270,323)	$0.95
Nonvested at September 30, 2007	188,640	$1.03

As of September 30, 2007, there was $119,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.95 years.

The aggregate intrinsic value for the 270,323 options that vested during the nine months ended September 30, 2007 was $180,292.The weighted-average fair values at date of grant for options granted during the nine-month period ended September 30, 2007 and 2006 were $1.57 and $1.43 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
Expected life in years	5-10	5-10	5-10	5-10
Interest rate	4.23% – 4.78%	4.60% – 4.99%	4.23% – 5.03%	4.53% – 5.15%
Volatility	80%	80%	80%	80%
Dividend yield	0%	0%	0%	0%

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

In connection with the above consulting agreements, the Company recorded approximately $14,000 in cash charges for the nine month periods ended September 30, 2007 and 2006.  In addition, the Company recorded stock based compensation expense of approximately $54,000 and $28,000 for the nine month periods ended September 30, 2007 and 2006, respectively.  Stock based compensation for the three months ended September 30, 2007 related to these consulting agreements was $17,000.  The amount related to the three months ended September 30, 2006 was approximately $11,000. As of September 30, 2007 there were 209,297 vested options. The Company will record additional charges as and when the options vest at the then fair value.

(3) FINANCIAL ADVISOR AGREEMENT:

On September 12, 2006, the Company entered into a three year agreement with its placement agent and financial advisor for consulting services related to corporate finance and other financial services. The services shall include assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in the next 18 months from the date of the agreement.   As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The agreement states that 500,000 shares would vest to the consultant on the one year anniversary of the agreement.  Accordingly, on September 12, 2007, 500,000 shares vested to the financial consultant.

The remaining 1,000,000 shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria set forth in the agreement. In addition, the agreement provides for a fee if the financial advisor acts as a finder or financial consultant in various business transactions in which the Company may be involved such as mergers, acquisitions or joint ventures during the term of the agreement. Accordingly, the Company has recorded $685,000 in charges for the nine months ended September 30, 2007 for the estimated cost of those financial services and $985,000 has been charged to operations since the inception of the agreement. The Company will record an additional expense over the service period related to this stock issuance as and when the performance criteria are met at the then market price of the stock.

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

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations over the period of the research (see Note D to the Financial Statements). Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets. The SRA IV activities include maintaining the animal facility which houses a controlled herd of Hereford cows needed for the production of HemoTech and assistance in the implementation of FDA recommendations received at a Pre-IND meeting with the FDA in April 2006.  The SRA IV activities also include the manufacture of HemoTech. The product will be made at the production facility at TTUHSC and will be used for pre-clinical and clinical studies upon acceptance of the IND.  The agreement will also involve further research and development with a focus on additional uses of HemoTech and expanded patent protection.

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

HemoTech must undergo several major stages of production, development, and clinical testing before being in a position to submit its New Drug Application (“NDA”) to the FDA, as follows:

•
PRODUCTION OF HEMOTECH. In order to produce HemoTech for Phase I U.S. clinical trials, we must complete certain upgrades of the current HemoTech production facilities located at TTUHSC. A portion of these upgrades have been completed during 2006 and through 2007 and are based on recommendations from the FDA. We anticipate that these additional upgrades will be substantially complete in 2007, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials, unexpected costs associated with construction and our ability to raise sufficient capital in order to complete such upgrades.

•
PREPARATION AND SUBMISSION OF U.S. IND APPLICATION. We started preparing material for our U.S. IND application on December 13, 2004, when we entered into our Stage II Sponsored Research Agreement with TTUHSC. We are actively planning and implementing the FDA recommendations including upgrading the production facility, preparing for clinical trials and the production of HemoTech; collectively at a cost estimated to be greater than $5,000,000, which are necessary for submission of our U.S. IND application and production of the product, although there can be no assurance that we will be able to meet a specified timetable or budgeted amount. We currently do not have sufficient funds available to pay this amount.  We will need to raise at least $6,000,000 in the near term  in order to complete the above mentioned activities.

•
During June 2007 we engaged a U.S. based Clinical Research Organization to assist the Company in submitting technical information to the Drug Controller General of India (DCGI) for the purpose of obtaining regulatory authority to conduct clinical trials in India. A goal is to establish clinical trials in India and if successful commercialize HemoTech in India.  This strategy is to parallel potential clinical trials and commercialization in the U.S.

•
PHASE I OF OUR U.S. CLINICAL TRIALS. Once our U.S. IND application has been accepted by the FDA, we expect to be able to commence our Phase I U.S. clinical trials of HemoTech. Depending on whether the FDA accepts our U.S. IND application, we believe that we could begin Phase I U.S. clinical trials soon thereafter although there is no guarantee that we can meet this goal. We estimate that our Phase I U. S. clinical trials (including the costs of doing additional research and development of HemoTech during our Phase I U.S. clinical trials and the operational and overhead costs that we will incur during our Phase I U. S. clinical trials) could cost approximately $10.0 million, although the final cost could be more or less than this estimate, which includes the following:

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

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through September 30, 2007. To date, our efforts have been principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and Sponsored Research Agreements with TTUHSC, hiring employees and consultants, establishing our Board of Advisors, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2006 the Company upgraded the production facility at Texas Tech University and maintained an animal donor facility. During 2007 we began implementing a global strategy to include submission of technical information to the Drug Controller General of India (“DCGI”) in late 2007 and early 2008 for the purpose of obtaining regulatory authority to conduct clinical trials in India.

Total expenses, and thus our losses, totaled $10,775,000 from October 3, 2001 (inception) through September 30, 2007. Such losses included $2,639,000 and $1,586,000 for both the nine months ended September 30, 2007 and 2006, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Total expenses, and thus our losses, for the three months ended September 30, 2007, were $928,000 compared with $484,000 for the same period a year ago resulting from significantly higher general and administrative and research and development costs.

General and Administrative costs were $688,000 for the three months ended September 30, 2007, an increase of $356,000 compared with the same period in the prior year. This increase primarily results from increases in non-cash stock based compensation to our financial consultant, employees and directors and slightly higher cash based compensation and investor relations costs.  For the 2007 period, stock based compensation includes charges of $271,000 compared with $29,000 for the same period in 2006, related to a financial services agreement signed in September 2006.

Research and Development expenses were $268,000 for the 2007 period, an increase of $114,000 compared with the same period in 2006, resulting from significantly higher costs paid to outside laboratories and consultants and slightly higher charges related to our Sponsored Research Agreement with TTUHSC, more than offsetting lower stock based compensation costs.

Interest income declined $20,000 in the 2007 period due to higher cash balances in the prior year resulting from the holders of our Class A Warrants exercising their warrants in 2006. There have been no warrants exercised during 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Total expenses, and thus our losses, for the nine months ended September 30, 2007, were $2,639,000 compared with $1,586,000 for the same period a year ago resulting from significantly higher general and administrative costs and higher research and development costs more than offsetting lower net interest expense.

General and Administrative costs were $1,987,000 for the nine months ended September 30, 2007, an increase of $868,000 compared with the same period in the prior year. This increase primarily results from increases in non-cash stock based compensation to our financial consultant, employees and directors and increased salary and related costs.  For the 2007 period, stock based compensation includes charges of $685,000, compared with $29,000 for the same period in 2006, related to a financial services agreement signed in September 2006.

Research and Development expenses were $746,000 for the 2007 period, increasing $274,000 from the $474,000 in the same period in 2006 resulting from higher costs paid to outside laboratories and consultants.  Spending related to the Stage IV Sponsored Research Agreement with Texas Tech University Health Sciences Center were slightly higher in the current period compared to the same period a year ago.

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

During the 2007 period, net cash used in operating activities of $2,161,000 includes approximately $780,000 paid to TTUHSC and $115,000 for insurance appropriately recorded as prepaid expenses during the period.  The Company also paid its Research and Development laboratories and consultants approximately $200,000 during the period.

Investing activities during the nine months ended September 30, 2007 include the maturation of a $1,000,000 short-term investment and the purchase of a certificate of deposit (restricted cash) related to a lease agreement.

During the period August 2005 through April 2006, an aggregate of $1,765,000 principal amount of our notes and $115,000 of accrued but unpaid interest was converted into an aggregate of 1,687,301 shares of our common stock.

Through July 2006, 5,156,035 warrants were exercised, providing the company net proceeds of approximately$5,190,000. The warrants were originally issued as part of an October 2004 private placement by HemoBioTech.

We believe our cash available of $1.9 million at September 30, 2007 will be sufficient to fund our current operations for the next twelve months. In order to complete our planned operations which includes implementing FDA recommendations necessary for submitting our IND to the FDA, upgrading the production facility, preparation for clinical trials, and the production of HemoTech; collectively at a cost estimated to be greater than $5,000,000, we will need to raise at least $6 million in the near term, although there can be no assurance that we can meet this timeframe. If we fail to generate enough working capital, either from future equity or debt sales, or exercise of our Placement Agent Warrants, or revenue, we will have to curtail our planned operations.

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

HEMOBIOTECH, INC.

Date: November 13, 2007	By:	/s/ ARTHUR P. BOLLON, PH.D.
Arthur P. Bollon, Ph.D.
Chairman of the Board of Directors, President and Chief Executive Officer
Date: November 13, 2007	By:	/s/ MARK J. ROSENBLUM
Mark J. Rosenblum
Chief Financial Officer and Secretary