Form 10-K
period 2007-12-31
HEMOBIOTECH, INC.
filed 2008-03-28
CIK 1301348

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑      Smaller Reporting Company ☐

The issuer's revenues for the fiscal year ended December 31, 2007 were $0.

As of March 17, 2008, 19,144,007 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

On that date, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on March 17, 2008) held by nonaffiliates of the Registrant was $7,111,953 (7,041,538 shares at $1.01 per share).

Documents Incorporated By Reference: Portions of the Issuer’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

We were founded in 2001 as "HemoBioTech, Inc.," a Texas corporation. In 2003, we incorporated a sister corporation named "HemoBioTech, Inc." in the State of Delaware. On December 1, 2003, HemoBioTech, Inc. (Texas) was merged with and into HemoBioTech, Inc., (Delaware) with HemoBioTech, Inc. (Delaware) as the surviving entity. Our principal executive offices are located at 5001 Spring Valley Road, Suite 1040-West, Dallas, TX 75244, and our telephone number is (972) 455-8950.

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

Research and Development Activities

During the years ended December 31, 2007, and 2006, the Company's financial statements reflect, $998,000 and $638,000 respectively, charged to expense for research and development activities.

On January 22, 2002, the Company entered into an exclusive license agreement with TTUHSC with respect to receiving certain patented rights.  The Company is committed to the exploitation of such patented rights. In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  In addition, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  As of December 31, 2007, such approval had not been obtained.  In addition, the Company reimburses TTUHSC for all intellectual property protection costs and patent maintenance fees related to HemoTech.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations.

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

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000.  This amount will be charged to operations as incurred based on monthly reporting to the Company by TTUHSC. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets. The SRA IV activities include maintaining the animal facility which houses a controlled herd of Hereford cows needed for the production of HemoTech and assistance in the implementation of FDA recommendations received at a Pre-IND meeting with the FDA in April 2006.  The SRA IV activities also include the manufacture of HemoTech. The product will be made at the production facility at TTUHSC and will be used for pre-clinical and clinical studies upon acceptance of the IND.  The agreement will also involve further research and development with a focus on additional uses of HemoTech and expanded patent protection.

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

In May 2006 TTUHSC filed a new patent application to cover the induction of erythropoiesis (which is the increase of red blood cell production), which is a major activity of HemoTech. We have exercised our option to include this technology in our license agreement with TTUHSC.  There can be no assurance that TTUHSC will be granted a new patent prior to expiration in August 2012 or at all. If issued, this new patent, exclusively owned by TTUHSC, could give us additional protection for the commercial use of HemoTech. Under the terms of our license agreement with TTUHSC, title to inventions made solely by inventive contributions of employees of TTUHSC shall be owned by TTUHSC; title to inventions made solely by inventive contributions of employees of HemoBioTech, shall be owned by HemoBioTech; and title to inventions made by joint inventive contributions of employees of both TTUHSC and HemoBioTech shall be jointly owned by TTUHSC and HemoBioTech. In addition to the proposed erythropoiesis patent, the Company, working with TTUHSC, are developing a broad patent strategy that focuses on improvements in production and purification methods used in the manufacturing of HemoTech, use of HemoTech and other potential future product formulations for specific medical indications, formulaic modifications of HemoTech's platform technology and use of the platform technology for other targets.

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

Blood Supply Safety

Sensitive screening tests in the United States have greatly reduced the risk of infectious disease transmission in the domestic population, but unacceptable risks still remain. According to the American Red Cross, the risk of infection from, or adverse reaction to, a single blood transfusion is:

•	1:1,000 – 3,000 for bacterial infections
•	1:205,000 for Hepatitis B
•	1:935,000 for Hepatitis C
•	1:2,135,000 for HIV

These probabilities compound quickly, however, for major procedures, such as organ transplants and trauma, which require fifty units of blood on average. Even in minor surgeries, which require six to eight units of blood, the probabilities of contracting infections or experiencing adverse reactions are not insignificant.

We believe that our product's initial foreign clinical testing produced data that supported HemoTech's biological activity and non-toxicity in humans. Additionally, the product demonstrated anti-inflammatory and vasodilatory activity, as well as erythropoietic activity. No negative side effects have been seen to date, prompting more than 80 abstracts and papers, and an official European Investigational New Drug Application supporting the preclinical non-toxicity results in cell and animal studies. Subsequent to HemoTech's clinical studies, HemoBioTech's researchers delineated the molecular mechanisms of HemoTech. These data confirm the properties of HemoTech observed during clinical studies and constitute positive support for potential future FDA regulatory filings by HemoBioTech as well as valuable information for future product research and development.

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

•
Preparation and Submission of U.S. IND Application. Under terms of their Stage II sponsored research agreement, TTUHSC provided HemoBioTech support services for preparation of its U.S. IND application. This included conversion of data from European IND application into electronic format, summarization and analysis of its pre-clinical CMC ("Chemistry Manufacturing and Controls") data and analysis of its proposed Phase I U.S. clinical trial testing procedures. The Company expects to complete preparation of its U.S. IND application and is targeting to submit it to the FDA in 2008. The estimated cost of submitting the application as well as the production of HemoTech is approximately $6,000,000 or greater.

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

•
During June 2007 we engaged a U.S. based Clinical Research Organization to assist the Company in submitting technical information to the Drug Controller General of India (DCGI) for the purpose of obtaining regulatory authority to conduct clinical trials in India. A goal is to establish clinical trials in India and if successful commercialize HemoTech in India.  This strategy may be in place prior to clinical trials and commercialization in the U.S.

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

•	Sangart, Inc. has created a hemoglobin-based blood substitute, Hemospan. The product is in clinical testing in Europe.

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

In order to gather sufficient data to demonstrate the safety and efficacy of a new drug or biologic, the manufacturer is usually required to sponsor clinical trials, i.e., trials in humans, under the jurisdiction of the FDA. In order to conduct or sponsor a clinical trial of a new drug or biologic, the manufacturer must submit an Investigational New Drug ("IND") application. The IND application must contain sufficient and specific animal test data, toxicological, pharmacological and other data to assure FDA that the initial clinical trial will not endanger the health of the patients or subjects involved. The Company has not submitted an IND to clinically test HemoTech in the United States, but anticipates submitting its IND during 2008. The Company will include in its IND application for HemoTech the results of the use of HemoTech in other countries. A Company may not begin clinically testing until its IND has been approved by the FDA or 30 days have elapsed since the filing and the FDA has not objected. However, as a practical matter, few manufacturers will begin clinical testing if the FDA has expressed concern about the proposed study.

During June 2007 we engaged a U.S. based Clinical Research Organization to assist the Company in submitting technical information to the Drug Controller General of India (DCGI) for the purpose of obtaining regulatory authority to conduct clinical trials in India. A goal is to establish clinical trials in India and if successful commercialize HemoTech in India.  This strategy may be in place prior to clinical trials and commercialization in the U.S.

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

FDA GOOD MANUFACTURING PRACTICES AND REPORTING. The FDA requires drug and biologics manufacturers to comply with Good Manufacturing Practices (“GMP”) regulations. The regulations require that manufacturers comply with various quality control requirements pertaining to design controls, purchasing contracts, organization and personnel, including manufacturing process design, buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; drug or biologics components or raw materials; manufacturing specifications and processes; labeling and packaging; in-process and finished product inspection and acceptance; and record keeping requirements. Generally, GMP status is necessary to manufacture products for human use.

Employees

As of December 31, 2007, the Company has five full-time employees and four employees through a contract with TTUHSC. Outside consultants are employed as needed to provide various services. We rely heavily on personnel employed by TTUHSC who provide services to us under the Sponsored Research Agreement. In addition, we also employ outside consultants from time to time to provide various services. We have experienced good employee relations and are not and never have been a party to a collective bargaining agreement.

The Company’s Executive Officers are as follows:

NAME	AGE	POSITION WITH COMPANY
Arthur P. Bollon, Ph.D.	65	Chairman of the Board of Directors, President and Chief Executive Officer
Mark J. Rosenblum	54	Chief Financial Officer and Secretary
Jan Simoni, Ph.D., D.V.M.	57	Acting Vice President and Principal Investigator of Research and Development and Advisor
Mario Feola, M.D.	81	Chief Medical Officer

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

MARK J. ROSENBLUM, Mr. Rosenblum has served as our Chief Financial Officer since April 1, 2005. From August 1985 through June 2003, Mr. Rosenblum was employed by Wellman, Inc., a public chemical manufacturer.  Between 1996 and 2003, Mr. Rosenblum was the Chief Accounting Officer, Vice President and Controller at Wellman, Inc. Mr. Rosenblum is a certified public accountant.

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

ITEM 1A. RISK FACTORS

You should consider the following matters when reviewing the information contained in this document. You also should consider the other information incorporated by reference in this document.

We are a development stage company with no revenues or profits.

We are in the development stage and, through December 31, 2007, have generated no sales revenue and have no prospects for revenue in the foreseeable future. We currently have no source of operating revenue and there can be no assurance that we will be able to develop any revenue source or that our operations will become profitable, even if we are able to commercialize any products. Further, as a development stage company, we have a limited relevant operating history on which an evaluation of our prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the evolving, heavily regulated biotechnology industry, which is characterized by an increasing number of market entrants, intense competition and a high failure rate. In addition, significant challenges are often encountered by businesses shifting from developmental to commercial activities.

We have a history of losses and our future profitability is uncertain.

We have earned no revenue since our inception and have incurred a net loss of $11,861,000 from inception through December 31, 2007. We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the foreseeable future. Our ability to generate revenue is dependent on obtaining additional financing for our planned operations. Our immediate planned operations for the next twelve months include the payment of our general and administrative expenses (including salaries, legal and other professional fees, consulting and advisory fees, the costs associated with making certain upgrades to the HemoTech production facility, to begin the production of HemoTech, conduct animal studies, including preparation of our U.S. IND application and preparation for the review of our product in India. We believe our available cash, cash equivalents and short-term investments of approximately $2,015,000 at December 31, 2007, will be sufficient to complete our immediate planned operations through the next twelve months, and possibly longer, based on a current monthly normalized cash burn rate of approximately $150,000.

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

We are a one product company, and if we fail to successfully develop this product we currently have no other products on which our business can be developed. There can be no assurance that our research and development activities will result in any commercially viable human blood substitute product. The development of our blood substitute product will be subject to the risks of failure inherent in the development of products based on innovative technologies and the expense and difficulty of obtaining regulatory approvals. Our human blood substitute product currently under development will require significant additional research and development and pre-clinical testing and clinical testing prior to submission of any regulatory application for commercial use. There can be no assurance that our research or product development efforts will be successfully completed, that our human blood substitute product currently under development will be successfully transformed into a marketable product, that required regulatory approvals can be obtained, that the product can be manufactured at acceptable cost in accordance with regulatory requirements or that any approved products can be successfully marketed or achieve customer acceptance. Additional risks include the possibility that:

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

We currently have five full-time employees including Drs. Bollon and Feola and Mr. Mark Rosenblum, our Chief Financial Officer. We have entered into an employment agreement with Dr. Bollon which expires in October 2009, and we have entered into an employment agreement with Dr. Feola, in which Dr. Feola agreed to serve as our Chief Medical Officer until such time as either party terminates Dr. Feola's employment agreement. We have also entered into an employment agreement with Mr. Rosenblum, which expires in April 2008. Thereafter, Mr. Rosenblum’s employment agreement shall be automatically renewed for one year periods, unless otherwise terminated by the Company or executive upon written notice. We do not maintain "key person" life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. During our limited operating history, many of our key responsibilities have been assigned to a relatively small number of individuals. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business, although we have not experienced problems attracting or retaining key personnel to date.

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

The Company estimates that it has sufficient funds to meet the costs of its immediate planned operations, upgrades to the HemoTech production facility and covering expected general and administrative costs. To meet the costs of the next stage of its planned operations, including the cost of additional upgrades to the HemoTech production facility, commencing and completing Phase I U.S. clinical trials, conducting additional research and development of HemoTech as Phase I U. S. clinical trials progress, and paying for operational and overhead costs that will be incurred during Phase I U.S. trials, the Company will need to raise additional capital. It is likely that the Company will seek to meet these liquidity requirements through public or private equity offerings or debt financings. There can be no assurance that the Company will be able to secure additional financing or obtain favorable terms on such financing if it is available.

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

We do not currently own, lease or operate any laboratory, research and development or manufacturing facilities. Our current plans include using labs, equipment, personnel and an upgraded blood substitute production facility located at TTUHSC for the production of HemoTech under our Sponsored Research Agreement. After the completion of Phase II U.S. clinical trials for HemoTech, if any, our Sponsored Research Agreement with TTUHSC contemplates that we may establish independent manufacturing facilities either alone or through partnering. Establishing our own facilities would result in significant additional expenses and may result in potential delays in testing and production. Building and operating our own production facilities would require substantial additional funds and other resources of which there can be no assurance that we will be able to secure nor can there be any assurance that we would be able to enter into any arrangement with third parties to manufacture our product, if any, on acceptable terms or at all. Certain products outside the United States will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that we will be successful in establishing any additional collaborative arrangements, or that, if established, such future partners will be successful in commercializing products.

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

We intend to protect our intellectual property through patents and trademarks. The patent positions of biotechnology companies generally are highly uncertain and involve complex legal and factual questions that will determine who has the right to develop a particular product or process. As a result, we cannot predict which of our patent applications will result in the granting of patents or the timing of the granting of the patents. Additionally, many of our competitors have significantly greater capital with which to pursue patent litigation. As of December 31, 2007, we have no threatened or pending intellectual property-related litigations, legal actions, investigations, court challenges, negotiations or similar activities. There can be no assurance that we would have the resources to defend our patents in the face of a lawsuit. Further, we rely on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, there can be no assurance that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. There is also the risk that our employees, consultants, advisors or others will not maintain confidentiality of our trade secrets or proprietary information, or that this information may become known in some other way or be independently developed by our competitors. We may also be exposed to future litigation by third parties based on claims that our patents, products or activities infringe on the intellectual property rights of others or that we have misappropriated the trade secrets of others. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following, any of which could have a material adverse effect on us or cause us to curtail or cease our operations:

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

Risks related to Our Common Stock

The public market for our common stock is thin and subject to manipulation.

The market price of our common stock, which is traded on the OTC Bulletin Board, may fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;
•	changes in securities analysts’ estimates of our financial performance;
•	changes in general economic conditions and in the healthcare industry;
•	changes in market valuations of similar companies;
•	announcements by us or our competitors of significant new contracts with artists, acquisitions, strategic partnerships or joint ventures, or capital commitments;
•	loss of a major customer, partner or joint venture participant; and

•	the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Obtaining additional capital through the future sale of common stock and derivative securities will result in dilution of stockholder interests.

We plan to raise additional funds in the future by issuing additional shares of common stock or securities such as convertible notes, options, warrants or preferred stock that are convertible into common stock. Any such sale of common stock or other securities will lead to further dilution of the equity ownership of existing holders of our common stock.

We do not intend to pay dividends to our stockholders, so you will not receive any return on your investment in our company prior to selling your interest in HemoBioTech.

We have never paid any dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. If we determine that we will pay dividends to the holders of our common stock, we cannot assure that such dividends will be paid on a timely basis. As a result, you will not receive any return on your investment prior to selling your shares in our company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our company.

We have agreed to indemnify our officers and directors and, if an indemnification claim is successfully made, we may be forced to use our working capital to pay our indemnification obligations, which could result in our inability to use such working capital for our operations.

Our certificate of incorporation includes certain provisions permitted under Delaware law allowing our officers and directors to be indemnified against certain liabilities. Our certificate of incorporation also limits, to the fullest extent permitted by Delaware law, a director’s liability for monetary damages for breach of fiduciary duty, including gross negligence, except liability for the following:

•	breach of the director’s duty of loyalty;
•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;
•	the unlawful payment of a dividend or unlawful stock purchase or redemption; and
•	any transaction from which the director derives an improper personal benefit.

Delaware law does not eliminate a director’s duty of care and this provision has no effect on the availability of equitable remedies such as injunction or rescission based on a director’s breach of the duty of care. In December 2004, we purchased a $5.0 million insurance policy providing coverage for certain liabilities of our officers and directors. In addition, we have entered into separate director and officer indemnification agreements with each of Arthur Bollon, Ghassan Nino, Walter Haeussler, Robert Baron, Bernhard Mittemeyer, Mark Rosenblum and Robert Comer, under which we agreed to indemnify and advance expenses to each of these directors and officers, as the case may be, against any losses arising out of or relating to any actual, alleged or suspected act or failure to act by such person in his capacity as a director, officer, employee or agent of HemoBioTech or any affiliated company, trust, joint venture, corporation, limited liability company or partnership for which such person was acting or had acted as a director, officer, employee or agent at HemoBioTech’s request. Further, in connection with Ghassan Nino’s resignation as an officer of HemoBioTech under an employment separation and release agreement dated as of July 15, 2004, we agreed to indemnify Mr. Nino and his heirs, executors, administrators and assigns, against all losses arising out of any claim made by a third party against Mr. Nino or HemoBioTech as a result of an action taken or not taken by Mr. Nino as an officer of HemoBioTech, so long as such actions or inactions were taken or not taken by Mr. Nino in good faith within the scope of his employment.

Our common stock is considered a “penny stock” and is subject to regulations that limit or restrict the potential market for our stock.

Our common stock is deemed to be “penny stock” (as that term is defined under the Securities Exchange Act of 1934, as amended) resulting in increased risk to our investors and certain requirements being imposed on some brokers who execute transactions in our common stock. In general, a penny stock is an equity security that:

•	is priced under $5.00;
•	is not traded on a national securities exchange, the Nasdaq Global Market or the Nasdaq Capital Market;
•	may be listed in the “pink sheets” or the OTC Bulletin Board;
•
is issued by a company that has less than $5.0 million in net tangible assets (if it has been in business less than three years) or has less than $2.0 million in net tangible assets (if it has been in business at least three years); and

•	is issued by a company that has average revenues of less than $6.0 million for the past three years.

At any time the common stock qualifies as a penny stock, the following requirements, among others, will generally apply:

•
certain broker-dealers who recommend penny stock to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

•
Prior to executing any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers a disclosure schedule explaining the risks involved in owning penny stock, the broker-dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker-dealer’s disciplinary history and the customer’s rights and remedies in case of fraud or abuse in the sale.

•	In connection with the execution of any transaction involving a penny stock, certain broker-dealers must deliver to certain purchasers the following:
•	bid and offer price quotes and volume information;
•	the broker-dealer’s compensation for the trade;
•	the compensation received by certain salespersons for the trade;
•	monthly accounts statements; and
•	a written statement of the customer’s financial situation and investment goals.

Should a broker-dealer required to provide the above disclosure or fail to deliver such disclosure on the execution of any transaction involving a penny stock in violation of federal or state securities laws, you may be able to cancel your purchase and get your money back. In addition, if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages. If you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

These requirements significantly add to the burden of the broker-dealer and limit the market for penny stocks. These regulatory burdens may severely affect our ability to create a market for our stock and the liquidity and market price for our common stock.

A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. In addition to the 19,144,007 shares of our common stock that are currently outstanding as of December 31, 2007, an aggregate of 3,481,628 shares of our common stock may be issued in the future upon exercise of currently outstanding warrants, and 3,129,168 shares of our common stock may be issued in the future upon exercise of outstanding stock options or other awards granted and available for grant under our 2003 Stock Option/Stock Issuance Plan.

If additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market under Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a non-affiliates who have held restricted shares for a period of six months may sell our common stock into the market.

Our management and principal stockholders own a substantial amount of our common stock and have effective control of HemoBioTech, which may not always be in the best interests of all of our stockholders.

Our officers, directors and principal stockholders control approximately 63% of our outstanding common stock as of December 31, 2007, on a primary basis. If these stockholders act together, they will be capable of controlling our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

We are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, an anti-takeover law enacted in 1988. In general, the law prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. “Business combination” is defined to include mergers, asset sales and certain other transactions resulting in a financial benefit to the stockholders. An “interested stockholder” is defined as a person who together with affiliates and associates, owns (or, within the prior three years, did own) 15% or more of a corporation’s voting stock. As a result of the application of Section 203, our potential acquirors may be discouraged from attempting to effect an acquisition transaction with us, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices under such transaction. In addition, certain provisions contained in the employment agreements with Dr. Bollon, our Chairman, President and Chief Executive Officer, and Mr. Rosenblum, our Chief Financial Officer, obligate us to make certain salary payments if their employment is terminated without just cause or due to a disability. If Dr. Bollon’s employment is terminated without just cause or as a result of Dr. Bollon’s disability (which means Dr. Bollon’s inability to perform his duties under the agreement for three consecutive months due to injury, illness or disability (mental or physical), as determined by an independent physician selected by Dr. Bollon with our approval), we will be required to pay Dr. Bollon a severance payment equal to his base salary then in effect, payable in monthly installments until the expiration of the remainder of the term of his employment agreement or the expiration of 23 months, whichever is less. Dr. Bollon will be entitled to receive severance payments totaling not less than six months’ of his base salary. Similarly, if Mr. Rosenblum’s employment is terminated without just cause or as a result of Mr. Rosenblum’s disability, we will be required to pay Mr. Rosenblum a severance payment equal to his base salary then in effect, payable in monthly installments until the expiration of the remainder of the term of his employment agreement or the expiration of a fixed number of months, based on the number of years Mr. Rosenblum has been employed by us. Mr. Rosenblum will be entitled to receive severance payments totaling not less than six months’ of his base salary. The foregoing factors, together with the effective control of our outstanding common stock by our officers, directors and principal stockholders, may serve as an incentive for our officers and directors to discourage certain takeover transactions, possibly resulting in the entrenchment of management and consequently reducing the value of our common stock.

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

From November 2004 through January 2007, we occupied 1,300 square feet of office space at the J. P. Morgan International Plaza located at 14221 Dallas Parkway, Suite 1400 in Dallas, Texas. On February 23, 2007 we entered into a lease, which expires in 2012, for approximately 2,600 square feet at the Arch building located at 5001 Spring Valley Road, Suite 1040 – West in Dallas, Texas, which we use as our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

As of March 17, 2008, we are not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "HMBT.OB."

The range of high and low bid quotations for our common stock during each quarter of the fiscal years ended December 31, 2006 and December 31, 2007, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs, or commissions.

	Years ended December 31,
	2007		2006
QUARTER ENDED	HIGH	LOW	HIGH	LOW
March 31	$2.05	$1.75	$4.50	$1.38
June 30	$2.05	$1.75	$2.40	$1.40
September 30	$1.90	$1.63	$1.55	$1.15
December 31	$1.45	$1.30	$2.17	$1.20

HOLDERS OF RECORD

As of March 17, 2008, there were approximately 73 holders of record of our common stock.

DIVIDENDS

We have never declared or paid dividends on our capital stock and do not anticipate declaring or paying any dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,886,990	$0.58	1,242,178
Equity compensation plans not approved by security holders	-----	-----	-----
Total	1,886,990	$0.58	1,242,178

RECENT SALES OF UNREGISTERED SECURITIES

PRIVATE PLACEMENT

During December 2007 the Company circulated a Private Placement Term Sheet and Exhibits (“the Private Placement”) for the purpose of raising additional capital. Our Private Placement offering of  units consists of one share of HemoBiotech, Inc. common stock (“Share”) and one warrant (Warrant”) to purchase one share of common stock (collectively, the “Unit”) may  result in up to $6,000,000 in gross proceeds, subject to an over-allotment option  for up to an additional $1,000,000 in gross proceeds.  The purchase price per Unit is based on the average of the closing price of our common stock on the OTC bulletin Board for the ten trading days immediately preceding the date of the initial closing of the Private Placement, discounted by 20%. Each Warrant is exercisable for the purchase of one share of our common stock at 150% of the per Unit price for a period of five years from the effective registration date of the shares underlying the Warrants. The warrants may be redeemed in whole or in part by the Company, upon 30 day’s written notice, at price of $.01 share, provided the weighted average closing price of the Common Stock exceeds 185% of the per-Unit purchase price for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given and the registration statement for underlying shares is effective. This offering will be open to investors until April 30, 2008, unless extended by the Company.

STOCK OPTION GRANTS

The Company granted 217,715 stock options for the year ended December 31, 2007 under its Stock Option/Stock Issuance Plan. Information pertaining to these options is as follows (see also Note F[6] to the accompanying financial statements):

OPTIONS GRANTED IN 2007
MONTH	AMOUNT	OPTION PRICE / RANGE	TERM (IN YEARS)
JAN	----	----	----
FEB	----	----	----
MAR	125,000	$2.00 - $2.20	5 - 10
APR	----	----	----
MAY	----	----	----
JUN	35,000	$1.80 - $1.98	5 - 10
JUL	----	----	----
AUG	----	----	----
SEP	25,000	$1.65 - $1.82	5 - 10
OCT	5,000	$1.75	10
NOV	2,715	$1.60	10
DEC	25,000	$1.40 - $1.54	5 - 10

TOTAL	217,715

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During June 2007 we engaged a U.S. based Clinical Research Organization to assist the Company in submitting technical information to the Drug Controller General of India (DCGI) for the purpose of obtaining regulatory authority to conduct clinical trials in India. A goal is to establish clinical trials in India and if successful commercialize HemoTech in India.  This strategy may be in place prior to clinical trials and commercialization in the U.S.

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

We have a limited operating history, no customer base and no revenues to date. Our plan of operations for the next twelve months is focused primarily on the development of our licensed technology and business, production of our product, HemoTech, for use in Phase I U.S. clinical trials, filing of an IND with the FDA, continuing and enlarging the animal facility at Texas Tech University, upgrading our existing production facility based on FDA recommendations and furthering our intellectual property position through the introduction of additional patents and initiation of Phase I U.S. clinical studies if the IND is accepted. Our cash available at February 28, 2008, is $1,700,000.

We believe our available cash noted above will be sufficient to complete our immediate planned operations through the next twelve months, and possibly longer, based on a current monthly normalized cash burn rate of approximately $150,000.

RECENT DEVELOPMENTS

On December 31, 2007, we completed a private placement of 707,120 units (the “Units”), each consisting of one share of our common stock (our “Common Stock”) and one warrant to purchase our Common Stock (a “Warrant”),  resulting in gross proceeds of $791,974 based on a per-Unit price of $1.12.  The Warrants have an initial exercise price of $1.68.  The Warrants may be redeemed in whole or in part by us, upon 30 days’ written notice, at a price of $.01 per Warrant share, provided the weighted average closing price of our Common Stock exceeds 185% of the per-Unit purchase price for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given, and the registration statement for underlying shares is effective.  Net of expenses, primarily to our financial advisor, we received net proceeds from this private placement of $686,000, which will be used for research and development activities, licensing and other general working capital purposes. In addition, 212,136 Warrants were issued to our placement agent with essentially the same terms as our investor Warrants; however, these Warrants are only callable when we provide a notice of redemption and a registration statement for the underlying shares is effective.

On March 11, 2008, we completed the private placement of an additional 301,786 Units, resulting in gross proceeds of $338,000 based on a per-Unit price of $1.12.  The Warrants have an initial exercise price of $1.68.  The Warrants may be redeemed in whole or in part by us, upon 30 days’ written notice, at a price of $.01 per Warrant share, provided the weighted average closing price of our Common Stock exceeds 185% of the per-Unit purchase price for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given, and the registration statement for underlying shares is effective.  Net of expenses, primarily to our financial advisor, we received net proceeds from this private placement of $295,000, which will be used for research and development activities, licensing and other general working capital purposes.

In both cases, the Units were offered in accordance with Regulation D (“Regulation D”) under the Securities Act of 1933, as amended (the “Securities Act”).  Accordingly, each investor qualified as an “accredited investor” as defined in Regulation D in order to participate in these offerings, as determined by representations made by such investors prior to their participation.  Additionally, each investor’s right to transfer the Shares and the shares of our common stock underlying the Warrants is restricted as provided in the Securities Act and the rules and regulations adopted thereunder, as well as pursuant to state securities laws.

RESEARCH AND DEVELOPMENT OF HEMOTECH

HemoTech is currently our only potential product. We expect that the remaining production, development, testing and FDA approval of HemoTech, if ever, could occur over a period of approximately four years.

HemoTech must undergo several major stages of production, development, and clinical testing before being in a position to submit its New Drug Application (“NDA”) to the FDA, as follows:

•
PRODUCTION OF HEMOTECH. In order to produce HemoTech for Phase I U.S. clinical trials, we must complete certain upgrades of the current HemoTech production facilities located at TTUHSC. A portion of these upgrades have been completed during 2006 and through 2007 and are based on recommendations from the FDA. We anticipate that these additional upgrades will be substantially complete in 2008, although there can be no assurance that this will be the case, depending on, among other things, worker schedules, available materials, unexpected costs associated with construction and our ability to raise sufficient capital in order to complete such upgrades.

•
PREPARATION AND SUBMISSION OF U.S. IND APPLICATION. We started preparing material for our U.S. IND application on December 13, 2004, when we entered into our Stage II Sponsored Research Agreement with TTUHSC. We are actively planning and implementing the FDA recommendations including upgrading the production facility, preparing for clinical trials and the production of HemoTech and/or in preparation for clinical trials in India; collectively at a cost estimated to range from $5,000,000 to $8,000,000, which are necessary for submission of our U.S. IND application and production of the product, although there can be no assurance that we will be able to meet a specified timetable or budgeted amount. We currently do not have sufficient funds available to pay this amount.  We will need to raise at least $6,000,000 in the near term  in order to complete the above mentioned activities.

•
During June 2007 we engaged a U.S. based Clinical Research Organization to assist the Company in submitting technical information to the Drug Controller General of India (DCGI) for the purpose of obtaining regulatory authority to conduct clinical trials in India. A goal is to establish clinical trials in India and if successful commercialize HemoTech in India.  This strategy may be in place prior to clinical trials and commercialization in the U.S.

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

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through December 31, 2007. To date, our efforts have been principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and Sponsored Research Agreements with TTUHSC, hiring employees and consultants, establishing our Board of Advisors, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2007 the Company upgraded the production facility at Texas Tech University and maintained an animal donor facility. During 2007 we began implementing a global strategy to include submission of technical information to the Drug Controller General of India (“DCGI”) in early 2008 for the purpose of obtaining regulatory authority to conduct clinical trials in India.

Total expenses, and thus our losses, totaled $11,861,000 from October 3, 2001 (inception) through December 31, 2007. Such losses included $3,725,000 and $2,571,000 for the years ended December 31, 2007 and 2006, respectively.

FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

Total expenses, and thus our losses, for the year ended December 31, 2007, were $3,725,000 compared with $2,571,000 for the same period a year ago resulting from significantly higher general and administrative costs and higher research and development costs.

General and Administrative costs were $2,843,000 for the year ended December 31, 2007, an increase of $823,000 compared with the same period in the prior year. This increase primarily results from increases in non-cash stock based compensation to our financial consultant, employees and directors and increased salary and related costs.  For the 2007 period, stock based compensation includes charges of $1,185,000, compared with $478,000 for the same period in 2006, an increase of $707,000 primarily resulting from the full year effect of a financial services agreement signed in September 2006.

Research and Development expenses were $998,000 for the 2007 period, increasing $360,000 from the $638,000 in the same period in 2006 resulting primarily from significantly higher costs paid to outside laboratories and regulatory consultants.  The Company also paid its Research and Development laboratories and regulatory consultants approximately $411,000 during 2007 compared to $168,000 in the prior year. Spending related to the Stage IV Sponsored Research Agreement with Texas Tech University Health Sciences Center were slightly higher in the current year compared to the prior year. Stock based compensation expense related to Research and Development activities was essentially unchanged.

Net Interest cost for  2006  includes an inducement expense of $38,000 related to $200,000 principal value of our 10% Convertible Promissory Notes converted to stock, representing the difference between the conversion price and the market price at the date of conversion. Interest expense for 2007 was minimal due to all of the Company’s convertible promissory notes being either converted to stock or paid prior to December 31, 2006. Interest income decreased slightly in 2007 due to lower average bank balances compared to higher average bank balances in 2006 resulting from the warrant exercise in that period.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve months ended December 31, 2007, net cash used in operating activities of $2,766,000 includes approximately $780,000 paid to TTUHSC compared to $287,000 in 2006. At December 31, 2007 approximately $440,000 of the TTUHSC 2007 payment is included in prepaid expenses on our Balance Sheet.   The Company also paid its Research and Development laboratories and regulatory consultants approximately $411,000 during 2007 compared to $168,000 in the prior year.

Investing activities during the 2007 include the maturation of a $1,000,000 short-term investment made in 2006 and the purchase of a certificate of deposit (restricted cash) in 2007 related to our current lease agreement.

Financing activities in 2007 consisted of the initial close of our Private Placement on December 31, 2007 providing net cash proceeds of $686,000. During 2006, 5,156,035 warrants were exercised, providing the company net proceeds of approximately $5,190,000. The warrants were originally issued as part of an October 2004 private placement by our company.

We believe our cash available of $2,015,000 at December 31, 2007 and the cash generated by our Private Placement offering that was circulated during December 2007 will be sufficient to fund our current operations for the next twelve months. In order to complete our planned operations which includes implementing FDA recommendations necessary for submitting our IND to the FDA, upgrading the production facility, preparation for clinical trials, submitting technical information to the Drug Controller General of India (“DCGI”) for the purpose of obtaining regulatory approval to conduct clinical trials in that country, and the production of HemoTech; collectively at a cost ranging from $6,000,000 to $8,000,000, we will need to raise at least $6 million in the near term, although there can be no assurance that we can meet this timeframe. If we fail to generate enough working capital, either from future equity, or exercise of our Warrants, or revenue, we will have to curtail our planned operations.

As discussed in Note I, during March 2008 the Company received net proceeds of $295,000 through the Private Placement of equity securities. Management believes that current cash resources and cash received subsequent to the balance sheet date will be sufficient to fund operations for the next twelve months. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. See also Footnote H(3).

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subject to a variety of risks, including market risk associated with interest rate movement. We regularly assess these risks and have established policies and business practices intended to protect against these and other exposures. As a result, we do not anticipate material potential losses in these areas.

As of December 31, 2007, we had cash and cash equivalents of $2,015,000. Declines of interest rates over time will, however, reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

ITEM 9B. OTHER INFORMATION

Please see the discussion of our December 2007 Private Placement that appears under the heading “Recent Developments” in Item 7 of this Annual Report on Form 10-K.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2008 annual meeting of stockholders. Certain information with regard to the executive officers of the Company is contained in Item 1 hereof and is incorporated by reference in this Part III.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2008 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2008 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2008 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2008 annual meeting of stockholders.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)
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

10.5	Employment Separation and Release Agreement, dated as of July15, 2004, by and between HemoBioTech, Inc. and Ghassan Nino. (1)

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.6	Form of Director and Officer Indemnification Agreements with each of Arthur Bollon, Ghassan Nino, Walter Haeussler, Robert Baron, Bernhard Mittemeyer, Mark Rosenblum and Robert Comer. (1)

10.7	Stockholders Agreement, dated as of October 31, 2003, by and among HemoBioTech, Inc., Arthur Bollon, Ghassan Nino, Nino Partners, LLC and the other stockholders named therein. (1)

10.8	Service Agreements, dated November 23, 2004, by and between HemoBioTech, Inc. and JPM-CEO Partners, Ltd. (1)

10.9	Sponsored Research Agreement, dated July 18, 2002, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

+10.10	Stage II Sponsored Research Agreement, dated December 13, 2004, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

10.11	License Agreement, dated January 22, 2002, by and between HemoBioTech, Inc. and Texas Tech University System. (3)

+10.12	Letter Agreement, dated May 14, 2004, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

10.13	Consulting Agreement, dated October 14, 2004, by and between HemoBioTech, Inc. and Larry Helson. (1)

10.14	Service Agreement, dated as of May 25, 2004, by and between HemoBioTech, Inc. and BioLink Life Sciences, Inc. (1)

10.15	Employment Agreement, dated April 1, 2005, by and between HemoBioTech, Inc. and Mark J. Rosenblum. (2)

++10.16	Stage III Sponsored Research Agreement, effective as of January 1, 2006, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (5)

++10.17	Advisory agreement dated July 13, 2005 by and between HemoBioTech and Dr. Jan Simoni. (4)

++10.18	Stage IV Sponsored Research Agreement, effective as of January 1, 2007, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center.

10.19	Form of Subscription Agreement

10.20	Form of Registration Rights Agreement

21.1	Subsidiaries of HemoBioTech, Inc. (1)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

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

Dated: March 27, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ ARTHUR P. BOLLON, PH.D.	Chairman of the Board, President and	March 27, 2008
Arthur P. Bollon, Ph.D.	Chief Executive Officer

/s/ MARK J. ROSENBLUM	Chief Financial Officer and Secretary	March 27, 2008
Mark J. Rosenblum

/s/ ROBERT BARON	Director	March 27, 2008
Robert Baron

/s/ ROBERT COMER	Director	March 27, 2008
Robert Comer

/s/ BERNHARD MITTEMEYER, M.D.	Director	March 27, 2008
Bernhard Mittemeyer, M.D.

/s/ GHASSAN NINO, C.P.A, CMA	Director	March 27, 2008
Ghassan Nino, C.P.A, CMA

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

ITEM	PAGE
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet December 31, 2007	F-3

Statements of Operations, for the Years ended December 31, 2007 and 2006, and the cumulative period from October 3, 2001 (inception) through December 31, 2007	F-4

Statements of changes in Shareholders' Equity (Capital Deficiency),for the period from October 3, 2001 (inception), through December 31, 2002 and for each of the years in the five-year period ended December 31, 2007
F-5

Statements of Cash Flows, for the Years ended December 31, 2007 and 2006, and the cumulative period from October 3, 2001 (inception) through December 31, 2007	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
HemoBioTech, Inc.

We have audited the accompanying balance sheet of HemoBioTech, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from October 3, 2001 (inception) through December 31,
2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HemoBioTech, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, and for the period from October 3, 2001 (inception) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in Note C to the financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with the Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment."

/s/ Eisner LLP
New York, New York
March 26, 2008

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$2,015,000
Prepaid Expenses	521,000
Total current assets	$2,536,000
Equipment, net	50,000
Restricted cash	55,000
Total Assets	$2,641,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$254,000
Total current liabilities	$254,000
Deferred rent	$43,000

STOCKHOLDERS’ EQUITY Common stock ----- $.001 par value 55,000,000 shares authorized;
19,144,007 (includes 1,000,000 shares subject to forfeiture) shares issued and outstanding	$19,000
Additional paid-in capital	14,186,000
Deficit accumulated during the development stage	(11,861,000)
Total Equity	$2,344,000
$2,641,000

[See accompanying notes to financial statements]

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,		CUMULATIVE FROM OCTOBER 3, 2001 THROUGH DECEMBER 31,
	2007	2006	2007
Revenue	$-	$-	$-
Operating expenses:
Research and development	998,000	638,000	2,245,000
General and administrative	2,843,000	2,020,000	7,829,000
Other (income) expenses:
Interest expense	1,000	54,000	2,111,000
Interest income	(117,000)	(141,000)	(324,000)
Net loss	$(3,725,000)	$(2,571,000)	$(11,861,000)

Basic and diluted loss per common share	$(.22)	$(.17)
Weighed average number of shares outstanding --- basic and diluted	17,090,000	15,196,000

[See accompanying notes to financial statements]

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) – NOTE F

Statements of Changes in Stockholders’ Equity (Capital Deficiency)	Common Shares	Amount	Additional Paid-In Capital	Note Receivable Placement Agreement	Unearned Compensation	Deficit Accumulated During the Development Stage	Total
Issuance of shares to Texas Tech University Health Service Center (January 22, 2002) ($.001)	678,820	$1,000	--	--	--		$1,000
Issuance of shares to Ghassan Nino (January 30, 2002 ($.001)	1,086,113	1,000	1,000				2,000
Estimated fair value of stock granted for services (January 30, 2002) ($.001)	217,223		1,000				1,000
Issuance of shares to Ghassan Nino (January 31, 2002) ($.001)	2,715,280	3,000	2,000				5,000
Issuance of shares to Marlin and Evilene Nino (February 07, 2002) ($.001)	678,820	1,000					1,000
Net loss for the year						(235,000)	(235,000)
Balance – December 31, 2002	5,376,256	$6,000	$4,000			(235,000)	$(225,000)
Estimated fair value of options granted to Board of Advisors			0				0
Issuance of shares to Munir Nino (January 20, 2003) ($.001)	217,224
Estimated fair value of stock granted for compensation (April 8, 2003) ($.001)	977,502	1,000	1,000				2,000
Estimated fair value of stock granted for services (April 14, 2003) ($.001)	217,223		1,000				1,000
Issuance of shares to Evilene Nino (October 31, 2003) ($.001)	108,613
Expenses paid by stockholder			10,000				10,000
Net loss for the year						(617,000)	(617,000)
Balance – December 31, 2003	6,896,818	$7,000	$16,000			(852,000)	$(829,000)
Contribution of note and related interest (July 15, 2004)			155,000				155,000
Contribution of deferred salary (July 15, 2004)			564,000				564,000
Expenses paid by stockholder			4,000				4,000
Estimated fair value of shares to Texas Tech University Health Service Center (May 22, 2004) ($.85)	135,765		115,000				115,000
Return of shares (July 15, 2004) Note F[4]	(1,086,113)	(1,000)	1,000				0
Shares issued to placement agent (August 19, 2004) (Note H)	1,500,000	2,000	13,000	$(15,000)			0
Issuance of shares and warrants in Private Placement net of expenses of $528,000 (October 13, 2004 and October 27, 2004)	2,647,080	2,000	2,575,000				2,577,000
Contribution of Salary (October 13, 2004)			11,000				11,000
Contribution of notes and related interest (October 13, 2004)			125,000				125,000
Unearned compensation			13,000		$(13,000)		0
Estimated fair value of vested options granted to Board of Advisors			22,000				22,000
Collection of note (October 13, 2004)				15,000			15,000
Valuation of placement agent’s warrants and shares attributable to debt (see F[3])			803,000				803,000
Net loss for the year						(1,259,000)	(1,259,000)
Balance – December 31, 2004	10,093,550	$10,000	$4,417,000	$0	$(13,000)	(2,111,000)	$2,303,000
Amortization				-	6,000	-	6,000
Estimated fair value of options vested issued to Board of Advisors			25,000				25,000
Estimated fair value of options issued to Advisor – July 13, 2005			109,000				109,000
Estimated fair value of warrants issued to consultant – July 28, 2005			27,000				27,000
Estimated fair value of warrants issued to consultant – September 13, 2005			7,000				7,000
Conversion of promissory notes into Common Stock net of unamortized discount of $58,000 (at a conversion price of $1.06 per share) – August 17, 2005	765,132	1,000	752,000				753,000
Conversion of promissory notes into Common Stock net of unamortized discount of $7,000 (at a conversion price of $1.06 per share) – September 16, 2005	205,451	0	211,000				211,000
Conversion of promissory notes into Common Stock net of unamortized discount of $1,000 (at a conversion price of $1.06 per share) – October 21, 2005	66,122	0	69,000				69,000
Conversion of promissory notes into Common Stock (at a conversion price of $1.06 per share) – October 27, 2005	507,785	1,000	538,000				539,000
Net Loss for the year						(3,454,000)	(3,454,000)
Balance – December 31, 2005	11,638,040	$12,000	$6,155,000	$0	$(7,000)	(5,565,000)	$595,000
Elimination of unvested compensation			(7,000)		7,000
Stock based compensation – board of advisors and consultant			110,000				110,000
Stock based compensation – employees and directors			178,000				178,000
Conversion of promissory notes into Common Stock -March, 2006	128,264		251,000				251,000
Conversion of promissory notes into Common Stock – April, 2006	14,548		35,000				35,000
Exercise of warrants, net of expenses of $99,000 – January, 2006	1,868,544	2,000	1,880,000				1,882,000
Exercise of warrants, net of expenses of $1,000 – February, 2006	9,412		8,000				8,000
Exercise of warrants, net of expenses of $19,000 – April, 2006	355,885		358,000				358,000
Exercise of warrants, net of expenses of $5,000 - May, 2006	97,118		98,000				98,000
Exercise of warrants, net of expenses of $28,000 – June, 2006	534,652	1,000	537,000				538,000
Exercise of warrants, net of expenses of $121,000 – July, 2006	2,290,424	2,000	2,304,000				2,306,000
Shares issued to financial advisor (September 12, 2006) See Note I[3]	1,500,000	2,000	298,000				300,000
Net Loss for the year						(2,571,000)	(2,571,000)
Balance – December 31, 2006	18,436,887	$19,000	$12,205,000		--	(8,136,000)	$4,088,000
Net Loss for the period						(3,725,000)	(3,725,000)
Stock based compensation – board of advisors and consultant			107,000				107,000
Stock based compensation – employees and directors			276,000				276,000
Stock based compensation relating to shares issued to financial advisor (See Note H[3])			855,000				855,000
Estimated fair value of warrants issued to consultant – October 1, 2007			57,000				57,000
Issuance of shares and warrants in Private Placement net of expenses of $106,000 (December 31, 2007)	707,120	--	686,000				686,000
Balance – December 31, 2007	19,144,007	$19,000	$14,186,000		--	(11,861,000)	$2,344,000

 [See accompanying notes to financial statements]

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	YEARS ENDED		OCTOBER 3, 2001 (INCEPTION) THROUGH
	2007	2006	DECEMBER 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,725,000)	$(2,571,000)	$(11,861,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of options, warrants and compensatory stock	1,295,000	558,000	2,209,000
Conversion charge – interest expense	-	43,000	43,000
Notes issued for services – related party	-	-	354,000
Expenses paid by stockholder	-	-	14,000
Amortization of deferred financing costs	-	-	1,023,000
Amortization of debt discount	-	-	789,000
Depreciation	5,000	3,000	10,000
Deferred rent	43,000		43,000
Contribution of salary	-	-	11,000
Changes in:
Accounts payable and accrued expenses	83,000	(159,000)	966,000
Accrued interest	-	(3,000)	139,000
Prepaid expenses	(467,000)	(11,000)	(520,000)
Net cash used in operating activities	$(2,766,000)	$(2,140,000)	$(6,780,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/(Purchase) of Short-Term Investments	$945,000	$(1,000,000)	$(55,000)
Purchase of property and equipment	$(43,000)	$(3,000)	$(59,000)
Net cash used in investing activities	$902,000	$(1,003,000)	$(114,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceed from issuance of common stock and debt	686,000	-	4,453,000
Payment of Notes	-	(113,000)	(734,000)
Exercise of warrants, net	-	5,190,000	5,190,000
Net cash (used in) / provided by financing activities	686,000	5,077,000	8,909,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,178,000)	1,934,000	2,015,000
Cash and cash equivalents – beginning of period	3,193,000	1,259,000
CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,015,000	$3,193,000	$2,015,000
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest Paid	$2,000	$12,000	$112,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued salary exchanged for Note	-	-	$150,000
Employees / stockholders contribution of salary	-	-	$564,000
Stockholders contribution of convertible note payable and related interest	-	-	$280,000
Conversion of carrying value of convertible notes payable and accrued interest of $18,000 (2006) and $97,000 (2005) into common stock	-	$243,000	$1,815,000

[See accompanying notes to financial statements]

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

NOTE B - BASIS OF PRESENTATION

The Company has incurred cumulative losses of $11,861,000 through the year ended December 31, 2007, and has been dependent on funding operations through the private sale of convertible debt and equity securities. At December 31, 2007, the Company had $2,015,000 in cash and cash equivalents. As discussed in Note I, during March 2008 the Company received net proceeds of $295,000 through the Private Placement of equity securities. Management believes that current cash resources and cash received subsequent to the balance sheet date will be sufficient to fund operations for the next twelve months. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. See also Footnotes H(3) and I.

NOTE  C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1) RESEARCH AND DEVELOPMENT:

Research and development costs are charged to expense as incurred.

2) LOSS PER COMMON SHARE:

Basic and diluted loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period. No effect has been given to the following outstanding potential common shares such as options, warrants and outstanding shares subject to forfeiture issued to a financial services consultant during September 2006, as described in Note H(3) in the diluted computation as their effect would be antidilutive:

	2007	2006
Stock Options	1,886,990	1,669,275
Warrants	3,481,628	2,442,372
Common shares subject to forfeiture	1,000,000	1,500,000
Total	6,368,618	5,611,647

(3) STOCK-BASED COMPENSATION:

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share Based Payment, (“SFAS No. 123(R)”) which requires a public entity to measure the cost of employee, officer and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  SFAS No. 123(R) supersedes previous accounting under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), which permitted the Company to account for such compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).  Pursuant to APB No. 25, and related interpretations, no compensation cost had been recognized in connection with the issuance of stock options, as all options granted under the Company’s 2003 Stock Option/Stock Issuance Plan (the “Option Plan”) and all options granted outside the Option Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS No. 123(R) based upon the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and for compensation cost for all share-based payments granted subsequent to the adoption, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) effective January 1, 2006.  The Company’s financial statements reflect the impact of SFAS No. 123(R).  In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123(R).

(4) FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying value of cash equivalents, accounts payable and accrued expenses approximates their fair value due to the short period to maturity of these instruments.

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

(6) RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”) Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective the first fiscal year that begins after November 15, 2007. This statement will not have a material effect on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We have determined that the adoption of SFAS No. 159 will have no impact on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets required, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations.  SFAS No. 141R is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  This statement will have no material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests” be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity.  All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value.  SFAS No. 160 is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements.  This statement will have no material effect on our financial position or results of operations.

(7) CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

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

We recognize interest and penalties related to uncertain tax positions in general and administrative expense.  As of December 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

The tax years 2003 through 2007 remain open to examination by the major tax jurisdictions to which we are subject.

NOTE D - AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SERVICE CENTER ("TTUHSC")

On January 22, 2002, the Company entered into an exclusive license agreement with TTUHSC with respect to receiving certain patented rights.  The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  These shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  The Company has agreed to reimburse TTUHSC for all intellectual property protection costs and patent maintenance fees.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations. In addition, subject to obtaining FDA approval of a blood substitute product, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. As of December 31, 2007, such approval had not been obtained.  In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006.  In December 2004, the Company paid a fee of approximately $231,000 to fund the next phase of its research under the SRA through December 31, 2005.

In January 2006, the Company entered into a Stage III SRA with TTUHSC for the period January 1, 2006, to December 31, 2006.  In connection therewith, the Company made an initial payment of approximately $287,000 which was amortized during 2006.

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations as incurred based on monthly reporting to the Company by TTUHSC.  As of December 31, 2007, approximately $440,000 is included in prepaid expenses on the accompanying balance sheet. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.

The Sponsored Research Agreements may be terminated by either party on 90 days written notice.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

December 31, 2007
Professional fees	$188,000
Liquidated damages (see Note F(1))	38,000
Other	28,000
Total	$254,000

NOTE F - STOCKHOLDER'S EQUITY

(1) PRIVATE PLACEMENTS:

During December 2007 the Company circulated a Private Placement Term Sheet and Exhibits (“the Private Placement”) for the purpose of raising additional capital. Our Private Placement offering of  units consists of one share of HemoBiotech, Inc. common stock (“Share”) and one warrant (Warrant”) to purchase one share of common stock (collectively, the “Unit”) may  result in up to $6,000,000 in gross proceeds, subject to an over-allotment option  for up to an additional $1,000,000 in gross proceeds.  The purchase price per Unit is based on the average of the closing price of our common stock on the OTC bulletin Board for the ten trading days immediately preceding the date of the initial closing of the Private Placement, discounted by 20%. Each Warrant is exercisable for the purchase of one share of our common stock at 150% ($1.68) of the per Unit price for a period of five years from the effective registration date of the shares underlying the Warrants. The warrants may be redeemed in whole or in part by the Company, upon 30 day’s written notice, at price of $.01 share, provided the weighted average closing price of the Common Stock exceeds 185% of the per-Unit purchase price for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given and the registration statement for underlying shares is effective. In addition, the Company is obligated to issue warrants to its placement agent in the amount of 30% of the total warrants issued to investors on essentially the same terms; however, these warrants are only callable when the Company provides a notice of redemption and a registration statement for the underlying shares is effective. This offering will be open to investors until April 30, 2008, unless extended by the Company.  The warrants were valued at December 31, 2007 using the Black-Scholes stock option valuation model and totaled $621,000 and $186,000 for the investors and placement agents respectively.

On December 31, 2007 the Company completed an initial close of the Private Placement consisting of gross proceeds of approximately $792,000 at the per Unit price of $1.12. As a result of this closing 707,120 shares of our common stock was issued along with warrant agreements for the issuance of 707,120 additional shares upon exercise of the warrants at an exercise price of $1.68. Net of expenses, primarily to our financial advisor, the Company received net proceeds of $686,000. In addition, 212,136 warrants were issued to our placement agent with essentially the same terms as our investor warrants; however, these warrants are only callable when the Company provides a notice of redemption and a registration statement for the underlying shares is effective. The Company is required to file a registration statement to register the Shares and the shares of our common stock underlying the Warrants under Form SB-2 (or comparable form) within 45 business days of the closing of the offering.  The Company will respond to all Commission comments within 30 business days of receipt of such comments.  We will cause the registration statement to become effective within 10 business days after receipt of a “no review” notice from the Commission. If the registration statement is not filed as indicated above, or declared effective within 90 business days following the filing, we will pay investors within 30 calendar days of the end of each month we are in violation of the forgoing liquidated damages of 2% of the dollar amount invested (pro-rated for partial months) for a maximum of 8 months commencing on the scheduled filing deadline.  The payments can be made in cash or shares of our common stock at our option. The Company has amended the registration rights agreement to reflect the liquidated damage timeframes to begin at the final closing date of the offering. The Company is in the process of obtaining waivers from the initial close investors to extend these above timeframes related to the liquidated damage penalty to timeframes beginning at the final closing date of the offering.

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

The Company agreed to file a registration statement within 60 days of final closing of the Private Placement and to use commercially reasonable efforts to cause the registration statement to be effective within 120 days of final closing.  In the event the registration statement was not filed and declared effective within the required time, the Company would incur liquidated damages of 2% per month based on the subscription amount of each purchaser in the Company October 2004 Private Placement. In connection therewith, during 2005, the Company incurred liquidating damages aggregating approximately $48,000. As of December 31, 2007, the Company owes $38,000 of such damages. (See Note E).

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

(3) STOCK WARRANTS

In connection with the 2007 Private Placement, the Company issued 707,120 Class A warrants exercisable at $1.68 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants were subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equaled or exceeded $2.07 for a period of at least 20 consecutive trading days at a redemption price of $.01 per warrant. In addition, the Company issued to its placement agent warrants totaling 30% of the total warrants issued to investors in the December 2007 Private Placement. Accordingly, the Company issued 212,136 warrants to the placement agent on December 31, 2007.

In connection with the 2004 Private Placement, the Company issued 5,294,162 Class A warrants exercisable at $1.06 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants were subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equaled or exceeded $2.12 for a period of at least 20 consecutive trading days at a redemption price of $.001 per warrant.

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

In connection with the Private Placement, the placement agent was granted a warrant to purchase 2,382,372 shares of common stock at an exercise price of $.90 per share (“Placement Agent Warrants”), exercisable for five years from the effective date of a registration statement to be filed on behalf of investors in the offering but no later than March 13, 2010. The placement agent was granted “piggyback” registration rights with respect to the shares underlying this warrant. The warrants are subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement covering the resale of shares of common stock underlying these warrants if the common stock price equals or exceeds $2.12 for a period of at least 20 consecutive trading days, at a redemption price of $.01 per warrant.

During the fourth quarter 2007, the Company granted 120,000 warrants to a service provider.  The warrants vest over a nine month period.  In connection therewith, the Company valued 60,000 vested warrants using the Black-Scholes option pricing model with the following assumptions:

Exercise Price	$1.90
Maturity	5 Years
Risk Free Interest Rate	3.5% - 4.0%
Volatility	80%

Accordingly, the Company recorded a charge of $57,000.

During the third quarter of 2005, the Company granted 50,000 and 10,000 warrants, respectively to two service providers. In connection therewith, the Company valued the warrants using Black-Scholes option pricing model and recorded a charge of $34,000.

At December 31, 2007, the Company had the following warrants outstanding:

	Exercise Price	Expiration Date	Number of Shares Reserved
Placement Agent – 2004	.90	May 13, 2010	2,382,372
Other	1.00	July 28, 2009	50,000
Other	1.06	September 13, 2009	10,000
Other	$1.90	October 12, 2012	120,000	(1)
Class A – 2007	$1.68	December 31, 2012	707,120	(2)
Placement Agent – 2007	$1.68	December 31, 2012	212,136
Total			3,481,628

(1)	Subject to vesting.
(2)	Subject to redemption (see Note F(1)).

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

(6) STOCK OPTION/STOCK ISSUANCE PLAN

During 2003, the Board of Directors of the Company approved a Stock Option/Stock Issuance Plan (the "Old Plan") which provides for the granting of options or stock to purchase up to 1,629,168 shares of common stock, under which directors, employees and independent contractors are eligible to receive incentive and non-statutory stock options and common shares (employees). The Company's stockholders approved the Old Plan in August 2004. On June 9, 2006, the Company’s stockholders approved an increase of 1,500,000 shares of common stock from the 1,629,168 shares of common stock available to be granted under the Plan, increasing the number of shares to 3,129,168.

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

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $59,000 and $37,000 for the years ended December 31, 2007 and 2006 respectively. As of December 31, 2007, 217,781 options had vested. The Company will record additional charges as and when the options vest at the then fair value.

During the years ended December 31, 2007, 2006, 2005, 2004 and 2003, the Company granted 7,715, 10,430, 10,430, 25,860, and 103,179 options, respectively, to purchase common stock to members of the Company’s Board of Advisors.  Accordingly, the Company recorded a charge of $48,000 and $43,000 for the years ended December 31, 2007 and 2006.

As shown in the Statement of Changes of Stockholders’ Equity for the year ended December 31, 2007, stock based compensation for employees and directors of the Company was $276,000.

Additional information on shares subject to options is as follows:

At December 31, 2007, 1,242,178 options were available for grant under the Plan. The following tables present information relating to stock options under the Plan as of December 31, 2007.

	2007			2006
	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	1,669,275		$0.41	1,546,345	$0.30
Granted	217,715		$1.87	122,930	$1.82
Options outstanding at end of period	1,886,990	1,710,876	$0.58	1,669,275	$0.41
Options exercisable at end of period	1,726,306	1,625,611	$0.53	1,395,312	$0.40
Options not vested at end of period	160,684	85,265	$1.08	273,963	$0.48

Options vested or expected to vest	1,886,990	1,710,876	$0.58	1,669,275	$0.41

2007

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Price
$0.18 – 0.20	1,325,055	$0.19	3.8	1,271,308	$0.19
$0.85 – 0.94	178,360	$0.85	6.9	147,789	$0.86
$1.06 – 1.65	135,860	$1.40	8.1	119,242	$1.41
$1.75 – 2.42	247,715	$2.02	8.6	187,967	$2.04
	1,886,990	$0.58	5.0	1,726,306	$0.53

At December 31, 2007, 1,726,306 options were fully vested. A summary of the status of the Company’s nonvested options as of December 31, 2007 and changes during the twelve months ended December 31, 2007, is presented below.

	Stock Options	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	273,963	$0.58
Options granted during 2007	217,715	$1.52
Options vesting during 2007	(330,994)	$0.94
Nonvested at December 31, 2007	160,684	$1.12

As of December 31, 2007, there was $104,000 of total unrecognized compensation cost related to non-vested employee and director share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.88 years.

The weighted-average fair values at date of grant for options granted during the year ended December 31, 2007 and 2006 were $1.52 and $1.45 respectively.  The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006
Expected life in years	5-10	5-10
Interest rate	3.97% - 5.03%	4.16% - 5.15%
Volatility	80%	80%
Dividend yield	0%	0%

NOTE G – INCOME TAXES

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities.

2007
Deferred Tax Asset
Net operating loss	$3,428,000
Stock based compensation	312,000
Other	86,000
Research & development credit	91,000
$3,917,000
Valuation Allowance	$(3,917,000)
Net deferred tax asset	(--)

The deferred tax assets represents the benefits of its net operating loss and certain expenses not currently deductible for tax purposes.  The Company has provided a full valuation allowance for such deferred tax assets due to uncertainty to realize such benefits in the future.

At December 31, 2007 the Company had approximately $9,518,000 and $91,000 in net operating loss and research and development credit carryforwards for federal income tax purposes which expire as follows:

Year	Net Operating Year Losses	Research & Development Credit
2023	$134,000	$0
2024	928,000	11,000
2025	3,424,000	12,000
2026	2,162,000	27,000
2027	3,435,000	41,000
	$10,083,000	$91,000

The difference between the statutory tax rate of 34% and the company's effective tax rate is due to the increase in the valuation allowance of $1,257,000 (2007) and $1,094,000 (2006) and certain expenses not deductible for tax purposes.

NOTE H  –  COMMITMENTS AND OTHER MATTERS

(1) LEASES:

During the period November 2004 through January 2007, the Company leased office space for a monthly fee of approximately $5,000. Rent expense was approximately $50,000 and $67,000 for the years ended December 31, 2007 and 2006, respectively. During February 2007 the Company moved into new office space and agreed to a sixty-six month office lease.  The lease agreement includes rent abatement for approximately ten months during 2007 and 2008.  Provisions of the lease include a security deposit of approximately $5,800 and a thirty six month letter of credit in the amount of approximately $55,000.  In addition, if the Company cancels this lease after the forty-second month, and prior to its full sixty-six month term, the Company will be obligated to pay a cancellation charge of approximately $46,000. The estimated minimum lease payments for the next five years are:  In 2008 - $65,000; in 2009 - $66,000; in 2010 - $67,000; in 2011 - $68,000; in 2012 - $70,000 and none thereafter.

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

(3) FINANCIAL ADVISOR AGREEMENT

On September 12, 2006, the Company entered into a three year agreement with its placement agent and financial advisor for consulting services related to corporate finance and other financial services. The financial advisor is also a significant shareholder in the Company. The services shall include assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in the next 18 months from the date of the agreement.   As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The agreement states that 500,000 shares would vest to the consultant on the one year anniversary of the agreement.  Accordingly, on September 12, 2007, 500,000 shares vested to the financial consultant. The remaining 1,000,000 shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria set forth in the agreement. In addition, the agreement provides for a fee if the financial advisor acts as a finder or financial consultant in various business transactions in which the Company may be involved such as mergers, acquisitions or joint ventures during the term of the agreement. Accordingly, the Company has recorded $855,000 in charges for the year ended December 31, 2007 for the estimated cost of those financial services and $1,155,000 has been charged to operations since the inception of the agreement. The Company will record an additional expense over the service period related to this stock issuance as and when the performance criteria are met at the then market price of the stock.

NOTE I  –  SUBSEQUENT EVENT

As discussed in Note F, the Company initiated a Private Placement offering in the fourth quarter of 2007.  The Company received net proceeds of $686,000 through December 31, 2007. For the period January 1, 2008 through March 20, 2008 the Company completed an additional close of the Private Placement consisting of gross proceeds of $338,000 at the per Unit price of $1.12. As a result of this closing 301,786 shares of our common stock will be issued along with warrant agreements for the issuance of 301,786 additional shares upon exercise of the warrants at an exercise price of $1.68. Net of expenses, primarily to our financial advisor, the Company received net proceeds of $295,000. In addition, 90,536 warrants were issued to our placement agent with essentially the same terms as our investor warrants; however, these warrants are only callable when the Company provides a notice of redemption and a registration statement for the underlying shares is effective.