Form 10-Q
period 2008-03-31
HEMOBIOTECH, INC.
filed 2008-05-14
CIK 1301348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 6, 2008, the registrant had outstanding 19,445,791 shares of common stock, $0.001 par value per share.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated Filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company.)	Smaller reporting company ☒

HEMOBIOTECH, INC.
 (a development stage company)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission (the "SEC"). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in our Annual Report on Form 10-K, filed with the SEC on March 28, 2008, under the caption "Risk Factors," all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008 (unaudited)	2007 (Derived from audited financial statements)
ASSETS
Current assets:
Cash and cash equivalents	$1,804,000	$2,015,000
Prepaid expenses	381,000	521,000
Total current assets	$2,185,000	$2,536,000
Equipment, net	48,000	50,000
Restricted cash	55,000	55,000
Total Assets	$2,288,000	$2,641,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$196,000	$254,000
Total current liabilities	$196,000	$254,000
Deferred Rent	$37,000	$43,000

STOCKHOLDERS’ EQUITY Common stock ----- $.001 par value 55,000,000 shares
authorized; 19,445,791 as of March 31, 2008 and 19,144,007 at December 31, 2007 (includes 1,000,000 shares subject to forfeiture) shares issued and outstanding	$19,000	$19,000
Additional paid-in capital	14,634,000	14,186,000
Deficit accumulated during the development stage	(12,598,000)	(11,861,000)
Total Equity	$2,055,000	$2,344,000
	$2,288,000	$2,641,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		CUMULATIVE FROM OCTOBER 3, 2001 (INCEPTION) THROUGH MARCH 31,
	2008	2007	2008
Revenue	$-	$-	$-
Operating expenses:
Research and development	232,000	167,000	2,477,000
General and administrative	523,000	697,000	8,352,000
Other (income) expenses:
Interest expense	-	1,000	2,111,000
Interest income	(18,000)	(37,000)	(342,000)
Net loss	$(737,000)	$(828,000)	$(12,598,000)

Basic and diluted loss per common share	$(.04)	$(.05)
Weighed average number of shares outstanding --- basic and diluted	18,197,068	16,936,887

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Balance – December 31, 2007	19,144,007	$19,000	$14,186,000	$(11,861,000)	$2,344,000
Net Loss for the period				(737,000)	(737,000)
Stock based compensation – board of advisors and consultant			55,000		55,000
Stock based compensation – employees and directors			34,000		34,000
Stock based compensation relating to shares issued to financial advisor (September 12, 2006) See Note G[3]			94,000		94,000
Issuance of shares and warrants in Private Placement net of expenses of approximately $72,000 (approximately $46,000 to a shareholder of the Company) (March, 2008)	301,784		265,000		265,000
Balance – March 31, 2008 (unaudited)	19,445,791	$19,000	$14,634,000	$(12,598,000)	$2,055,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	THREE MONTHS ENDED MARCH 31,		OCTOBER 31, 2001 (INCEPTION) THROUGH
	2008	2007	MARCH 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(737,000)	$(828,000)	$(12,598,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of options and compensatory stock	183,000	405,000	2,392,000
Conversion charge – interest expense	-	-	43,000
Notes issued for services – related party	-	-	354,000
Expenses paid by stockholder	-	-	14,000
Amortization of deferred financing costs	-	-	1,023,000
Amortization of debt discount	-	-	789,000
Depreciation	2,000	1,000	12,000
Deferred Rent	(6,000)	-	37,000
Contribution of salary	-	-	11,000
Changes in:
Accounts payable and accrued expenses	(58,000)	(12,000)	908,000
Accrued interest	-	-	139,000
Prepaid expenses	140,000	(656,000)	(380,000)
Net cash used in operating activities	$(476,000)	$(1,090,000)	$(7,256,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/(Purchase) of Short-Term Investments	$-	$945,000	$(55,000)
Purchase of property and equipment	-	(4,000)	(59,000)
Net cash used in investing activities	$-	$941,000	$(114,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and debt, net of expenses	$265,000	-	$4,718,000
Payment of Notes	-	-	(734,000)
Exercise of warrants, net	-	-	5,190,000
Net cash provided by / (used in) by financing activities	$265,000	-	$9,174,000
(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	$(211,000)	$(149,000)	$1,804,000
Cash and cash equivalents – beginning of period	2,015,000	3,193,000	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$1,804,000	$3,044,000	$1,804,000
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest Paid	$-	$1,000	$112,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued salary exchanged for Note	-	-	$150,000
Employees / stockholders contribution of salary	-	-	$564,000
Stockholders contribution of convertible note payable and related interest	-	-	$280,000
Conversion of carrying value of convertible notes payable and accrued interest of $18,000 (2006) and $97,000 (2005) into common stock	-	-	$1,815,000

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

The accompanying financial statements include the predecessor operations of the Texas corporation from its inception on October 3, 2001. The historical basis of accounting was carried over in the merger, including the deficit accumulated in the development stage. The Company is researching and developing human blood substitute patented technology licensed exclusively from Texas Tech University Health Services Center ("TTUHSC") (See Note D). The Company is in the development stage and its efforts have been principally devoted to capital raising, organizational infrastructure development and research and development.

NOTE B - BASIS OF PRESENTATION

The accompanying condensed financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed balance sheet at of December 31, 2007 has been derived from audited financial statements.  These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K.  In the opinion of management, this interim information includes all material adjustments which are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2008 interim period are not necessarily indicative of results to be expected for the entire year.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $12,598,000 through the period through March 31, 2008, and has been dependent on funding operations through the private sale of convertible debt and equity securities. At March 31, 2008, the Company had $1,804,000 in cash and cash equivalents. As discussed in Note F, during March 2008 the Company received net proceeds of $265,000 through the Private Placement of equity securities. The accompanying financial statements do not include any adjustment that might be necessary if additional funding is not received.  While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. See also Footnote G(3).

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

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Stock Options	2,056,990	1,794,275
Warrants	3,873,947	2,442,372
Common shares subject to forfeiture(1)	1,000,000	1,500,000
Total	6,930,937	5,736,647

      (1) Common shares not included in basic earnings per share since subject to forfeiture.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying value of cash equivalents, accounts payable and accrued expenses approximates their fair value due to the short period to maturity of these instruments.

(4) USE OF ESTIMATES:

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

(5) RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”).  FSB 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008.  As permitted by FSP 157-2, the Company has elected to delay the adoption of SFAS 157 for qualifying non-financial assets and liabilities, such as fixed assets and patents.  The Company is in the process of evaluating the impact, if any, that the application of SFAS 157-2 to its non-financial assets will have on the Company’s consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS No. 159 became effective beginning January 1, 2008.  The Company elected not to measure any eligible items using the fair value option in accordance with SFAS No. 159 and therefore, SFAS No. 159 did not have an impact on the Company’s financial position, results of operations or cash flows.

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

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  These shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  The Company has agreed to reimburse TTUHSC for all intellectual property protection costs and patent maintenance fees.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations. In addition, subject to obtaining FDA approval of a blood substitute product, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  As of March 31, 2008, such approval had not been obtained.  Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006.  In December 2004, the Company paid a fee of approximately $231,000 to fund the next phase of its research under the SRA through December 31, 2005.

In January 2006, the Company entered into a Stage III SRA with TTUHSC for the period January 1, 2006, to December 31, 2006.  In connection therewith, the Company made an initial payment of approximately $287,000 which was amortized during 2006.

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations as incurred based on monthly reporting to the Company by TTUHSC.  As of March 31, 2008, approximately $322,000 is included in prepaid expenses on the accompanying balance sheet. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.

The Sponsored Research Agreements may be terminated by either party on 90 days written notice

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
Professional fees	$117,000	$188,000
Liquidated damages	38,000	38,000
Other	41,000	28,000
Total	$196,000	$254,000

NOTE F - STOCKHOLDERS' EQUITY

(1) PRIVATE PLACEMENT:

During December 2007 the Company circulated a Private Placement Term Sheet and Exhibits (“the 2007 Private Placement”) for the purpose of raising additional capital. Our Private Placement offering of  units consists of one share of HemoBioTech, Inc. common stock (“Share”) and one warrant (Warrant”) to purchase one share of common stock (collectively, the “Unit”) may  result in up to $6,000,000 in gross proceeds, subject to an over-allotment option  for up to an additional $1,000,000 in gross proceeds.  The purchase price per Unit is based on the average of the closing price of our common stock on the OTC bulletin Board for the ten trading days immediately preceding the date of the initial closing of the 2007 Private Placement, discounted by 20%. Each Warrant is exercisable for the purchase of one share of our common stock at 150% ($1.68) of the per Unit price for a period of five years from the effective registration date of the shares underlying the Warrants. The warrants may be redeemed in whole or in part by the Company, upon 30 day’s written notice, at price of $.01 share, provided the weighted average closing price of the Common Stock exceeds 185% of the per-Unit purchase price for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given and the registration statement for underlying shares is effective. In addition, the Company is obligated to issue warrants to its placement agent in the amount of 30% of the total warrants issued to investors on essentially the same terms; however, these warrants are only callable when the Company provides a notice of redemption and a registration statement for the underlying shares is effective. This offering will be open to investors until July 31, 2008, unless extended by the Company.

On December 31, 2007 the Company completed an initial close of the 2007 Private Placement consisting of gross proceeds of approximately $792,000 at the per Unit price of $1.12. As a result of this closing 707,120 shares of our common stock was issued along with warrant agreements for the issuance of 707,120 additional shares upon exercise of the warrants at an exercise price of $1.68. Net of expenses, primarily to our financial advisor, the Company received net proceeds of $686,000. In addition, 212,136 warrants were issued to our placement agent with essentially the same terms as our investor warrants; however, these warrants are only callable when the Company provides a notice of redemption and a registration statement for the underlying shares is effective. The Company is required to file a registration statement to register the Shares and the shares of our common stock underlying the Warrants under Form SB-2 (or comparable form) within 45 business days of the closing of the offering.  The Company will respond to all Commission comments within 30 business days of receipt of such comments.  We will cause the registration statement to become effective within 10 business days after receipt of a “no review” notice from the Commission. If the registration statement is not filed as indicated above, or declared effective within 90 business days following the filing, we will pay investors within 30 calendar days of the end of each month we are in violation of the forgoing liquidated damages of 2% of the dollar amount invested (pro-rated for partial months) for a maximum of 8 months commencing on the scheduled filing deadline.  The payments can be made in cash or shares of our common stock at our option. The Company has amended the registration rights agreement to reflect the liquidated damage timeframes to begin at the final closing date of the offering. The Company is in the process of obtaining waivers from the initial close investors to extend these above timeframes related to the liquidated damage penalty to timeframes beginning at the final closing date of the offering. The warrants were valued at December 31, 2007 using the Black-Scholes stock option valuation model and totaled $621,000 and $186,000 for the investors and placement agents respectively.

During March, 2008 the Company completed a partial close of its 2007 Private Placement consisting of gross proceeds of $338,000 at the per unit cost of $1.12.  As a result of the March closing, 301,784 shares of our common stock were issued along with warrant agreements for the issuance of 301,784 additional shares upon exercise of the warrants at an exercise price of $1.68.  Net of expenses, the Company received net proceeds of $265,000.  In addition, 90,535 warrants were issued to our placement agent, who is also a shareholder of the Company. The warrants were valued at March 11, 2008 using the Black-Scholes stock option valuation model and totaled $167,000 and $50,000 for the investors and placement agents respectively.

On October 27, 2004, the Company completed a Private Placement (“the 2004 Private Placement”) of 45 units, priced at $100,000 per unit, and raised gross proceeds of $4,500,000. Each unit consists of a $50,000 unsecured convertible promissory note, 58,824 shares of common stock and 117,648 warrants. The notes bear interest at 10% per annum (an effective rate of 77%) and are convertible at the option of the holder into common stock or convertible securities to be sold by the Company in its next financing, as defined, at a conversion price equal to the per share offering price of such financing.

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

Based on the allocation of the relative fair values to the components of the 2004 Private Placement offering, the debt discount was calculated to be $855,000, which was amortized as expense to interest expense over the term of the notes.

The Company agreed to file a registration statement within 60 days of final closing of the 2004 Private Placement and to use commercially reasonable efforts to cause the registration statement to be effective within 120 days of final closing.  In the event the registration statement was not filed and declared effective within the required time, the Company would incur liquidated damages of 2% per month based on the subscription amount of each purchaser in the Company October 2004 Private Placement. In connection therewith, during 2005, the Company incurred liquidating damages aggregating approximately $48,000. As of March 31, 2008, the Company owes $38,000 of such damages. (See Note E).

(2) STOCK WARRANTS:

In connection with the 2007 Private Placement, through March 31, 2008 the Company issued 1,008,904 Class A warrants to investors exercisable at $1.68 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants are subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equaled or exceeded $2.07 for a period of at least 20 consecutive trading days at a redemption price of $.01 per warrant. In addition, the Company issued to its placement agent warrants totaling 30% of the total warrants issued to investors. Accordingly, the Company issued 302,671 warrants to the placement agent through March 31, 2008.

During the fourth quarter 2007, the Company granted 120,000 warrants to a service provider.  The warrants vest over a nine month period.  In connection therewith, the Company valued 60,000 vested warrants using the Black-Scholes option pricing model with the following assumptions:

Exercise Price	$1.90
Maturity	5 Years
Risk Free Interest Rate	3.5% - 4.0%
Volatility	80%

At March 31, 2008, the Company had the following warrants outstanding:

	Exercise Price	Expiration Date	Number of Shares Reserved
Placement Agent – 2004	$0.90	May 13, 2010	2,382,372
Other	$1.00	July 28, 2009	50,000
Other	$1.06	September 13, 2009	10,000
Other	$1.90	October 12, 2012	120,000	(1)
Class A – 2007	$1.68	December 31, 2012	707,120	(2)
Placement Agent – 2007	$1.68	December 31, 2012	212,136
Placement Agent – March, 2008	$1.68	March 11, 2013	90,535
Class A – 2007	$1.68	March 11, 2013	301,784	(2)
Total			3,873,947

(1)	Subject to vesting.
(2)	Subject to redemption (see Note F(1)).

(3) STOCK OPTION/STOCK ISSUANCE PLAN:

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

Additional information on shares subject to options is as follows:

At March 31, 2008, 1,072,178 options were available for grant under the Plan. The following tables present information relating to stock options under the Plan as of March 31, 2008.

	THREE MONTHS ENDED MARCH 31, 2008
	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price
Options outstanding at beginning of period	1,886,990	-	$0.58
Granted	170,000	-	$1.21
Options outstanding at end of period	2,056,990	$1,250,941	$0.63
Options exercisable at end of period	1,811,835	$1,202,990	$0.56
Options not vested at end of period	245,155	47,951	$1.14

Options vested or expected to vest	2,056,990	$1,250,941	$0.63

MARCH 31, 2008

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.18 - $0.20	1,325,055	$0.19	3.5	1,279,792	$0.19
$0.85 – $0.94	178,360	$0.85	6.6	154,098	$0.85
$1.06 – $1.65	305,860	$1.29	8.9	184,599	$1.35
$1.75 - $2.42	247,715	$2.02	8.6	193,346	$2.04
	2,056,990	$0.63	5.1	1,811,835	$0.56

As of March 31, 2008, 1,811,835 options were fully vested. A summary of the status of the Company’s nonvested options as of March 31, 2008 and changes during the three months ended March 31, 2008, is presented below.

	Stock Options	Weighted Average Exercise Price
Nonvested at January 1, 2008	160,684	$1.08
Options granted	170,000	$1.21
Options vested	(85,529)	$1.15
Nonvested at March 31, 2008	245,155	$1.14

As of March 31, 2008, there was $90,000 of total unrecognized compensation cost related to nonvested employees and directors share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.79 years.

The weighted-average fair values at date of grant for options granted during the three-month period ended March 31, 2008 and 2007 were $0.99 and $1.66 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

2008
Expected life in years	5-10
Interest rate	2.51% – 3.78%
Volatility	80%
Dividend yield	0%

NOTE G  –  COMMITMENTS AND OTHER MATTERS

(1) LEASES:

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

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $59,000 and $37,000 for the years ended December 31, 2007 and 2006 respectively. As of March 31, 2008, 226,265 options had vested. Additionally, the Company recorded a charge to expenses for the three months ended March 31, 2008 of $10,000. The Company will record additional charges as and when the options vest at the then fair value.

On January 16, 2008, the Company granted stock options to two scientific consultants employed by TTUSHC.  Each grant provides for 75,000 non-qualified stock options to purchase shares of the Company’s stock at an exercise price of $1.19 which was the fair market value of the Company’s shares on the grant date.  The options vest 25% immediately and the remaining 75% vest monthly over the next 36 months.  Accordingly, the Company recorded a charge of $43,000 during the three months ended March 31, 2008.

(3) FINANCIAL ADVISOR AGREEMENT:

On September 12, 2006, the Company entered into a three year agreement with its placement agent and financial advisor for consulting services related to corporate finance and other financial services. The financial advisor is also a significant shareholder in the Company. The services shall include assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in the next 18 months from the date of the agreement.   As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The agreement states that 500,000 shares would vest to the consultant on the one year anniversary of the agreement.  Accordingly, on

September 12, 2007, 500,000 shares vested to the financial consultant. The remaining 1,000,000 shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria set forth in the agreement. In addition, the agreement provides for a fee if the financial advisor acts as a finder or financial consultant in various business transactions in which the Company may be involved such as mergers, acquisitions or joint ventures during the term of the agreement. Accordingly, the Company has recorded $855,000 in charges for the year ended December 31, 2007 for the estimated cost of those financial services and $1,155,000 has been charged to operations since the inception of the agreement. The Company recorded $94,000 of such charges for the period ended March 31, 2008. The Company will record an additional expense over the service period related to this stock issuance as and when the performance criteria are met at the then market price of the stock.

NOTE H  –  SUBSEQUENT EVENT

On May 5, 2008 the Company agreed to license certain technology from TTUHSC titled Orthogonal Method for the Removal of Transmissible Spongiform Encephalopathy Agents from Biological Fluids (“TSE Technology”). This is a technology that results in the removal and inactivation of infectious agents such as prions (which can cause Mad Cow Disease) and viruses.  Such removal and inactivation is critical in the purification of animal products for human use.  It can be used not only for HemoTech production but also has the potential for generating sublicensing revenue from pharmaceutical, biotechnology and the cosmetic industries. The term of the agreement extends to the full end of the term or terms for which patent rights have not expired or, if only technology rights are licensed and no patent rights are applicable, for a term of 15 years. The license agreement calls for a nonrefundable license documentation fee of $10,000 and 500,000 shares of the Company’s common stock.  The agreement also contains an annual renewal fee of $10,000 per year and a royalty based on net sales of Licensed Products (as defined by the agreement) sold by the Company that contain the patented TSE Technology.  The royalty percentage will be lower if Licensed Products are not protected by a valid patent. The agreement calls for a minimum royalty beginning six months after approval of a Licensed Product by the FDA. No royalty applies to the embedded TSE Technology in the sale of our HemoTech product. The Company is permitted to sublicense the TSE Technology and TTUHSC will receive a portion of both cash and non cash remuneration received by the Company for a sublicense.  Additionally, the Company will pay a portion of any royalty received to TTUHSC.

The Company has also agreed to issue additional shares of the Company’s common stock in exchange for the purchase of certain equipment used in the HemoTech process. The equipment will be owned by TTUHSC and will be used to further the development of HemoTech, among other possible research uses.

The agreement may be terminated by either party by mutual written agreement upon 180 days notice, or by TTUHSC based on certain provisions relating to defaults according to the agreement. The Company plans to incur a charge to research and development expenses for these items in the second quarter of 2008.

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

We believe our available cash and cash generated through the sale of our Private Placement will be sufficient to complete our immediate planned operations. While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures.

RECENT DEVELOPMENTS

(1) NEW TECHNOLOGY:

On May 5, 2008 the Company agreed to license certain technology from TTUHSC titled Orthogonal Method for the Removal of Transmissible Spongiform Encephalopathy Agents from Biological Fluids (“TSE Technology”). This is a technology that results in the removal and inactivation of infectious agents such as prions (which can cause Mad Cow Disease) and viruses.  Such removal and inactivation is critical in the purification of animal products for human use.  It can be used not only for HemoTech production but also has the potential for generating sublicensing revenue from pharmaceutical, biotechnology and the cosmetic industries. The term of the agreement extends to the full end of the term or terms for which patent rights have not expired or, if only technology rights are licensed and no patent rights are applicable, for a term of 15 years. The license agreement calls for a nonrefundable license documentation fee of $10,000 and 500,000 shares of the Company’s common stock.  The agreement also contains an annual renewal fee of $10,000 per year and a royalty based on net sales of Licensed Products (as defined by the agreement) sold by the Company that contain the patented TSE Technology.  The royalty percentage will be lower if Licensed Products are not protected by a valid patent. The agreement calls for a minimum royalty beginning six months after approval of a Licensed Product by the FDA. No royalty applies to the embedded TSE Technology in the sale of our HemoTech product. The Company is permitted to sublicense the TSE Technology and TTUHSC will receive a portion of both cash and non cash remuneration received by the Company for a sublicense.  Additionally, the Company will pay a portion of any royalty received to TTUHSC.

The Company has also agreed to issue additional shares of the Company’s common stock in exchange for the purchase of certain equipment used in the HemoTech process. The equipment will be owned by TTUHSC and will be used to further the development of HemoTech, among other possible research uses.

The agreement may be terminated by either party by mutual written agreement upon 180 days notice, or by TTUHSC based on certain provisions relating to defaults according to the agreement. The Company plans to incur a charge to research and development expenses for these items in the second quarter of 2008.

(2) PRIVATE PLACEMENT:

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

On March 11, 2008, we completed the private placement of an additional 301,784 Units, resulting in gross proceeds of $338,000 based on a per-Unit price of $1.12.  The Warrants have an initial exercise price of $1.68.  The Warrants may be redeemed in whole or in part by us, upon 30 days’ written notice, at a price of $.01 per Warrant share, provided the weighted average closing price of our Common Stock exceeds 185% of the per-Unit purchase price for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given, and the registration statement for underlying shares is effective.  Net of expenses, primarily to our financial advisor, we received net proceeds from this private placement of $265,000, which will be used for research and development activities, licensing and other general working capital purposes.

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

•
INDIA STRATEGY. During June 2007 we engaged a U.S. based Clinical Research Organization to assist the Company in submitting technical information to the Drug Controller General of India (DCGI) for the purpose of obtaining regulatory authority to conduct clinical trials in India. A goal is to establish clinical trials in India and if successful commercialize HemoTech in India.  This strategy may be in place prior to clinical trials and commercialization in the U.S.

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

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through March 31, 2008. To date, our efforts have been principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and Sponsored Research Agreements with TTUHSC, hiring employees and consultants, establishing our Board of Advisors, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2007 the Company upgraded the production facility at Texas Tech University and maintained an animal donor facility. During 2007 we began implementing a global strategy to include submission of technical information to the Drug Controller General of India (“DCGI”). We submitted this information in early April 2008 for the purpose of obtaining regulatory authority to conduct clinical trials in India.

Total expenses, and thus our losses, totaled $12,598,000 from October 3, 2001 (inception) through March 31, 2008.

FOR THE THREE MONTHS ENDED MARCH 31 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Total expenses, and thus our losses, for the three months ended March 31, 2008, were $737,000 compared with $828,000 for the same period a year ago resulting from somewhat lower overall general and administrative costs and higher research and development costs.

General and Administrative costs were $523,000 for the three months ended March 31, 2008, a decrease of $174,000 compared with the same period in the prior year. This decrease primarily results from lower non-cash stock based compensation to our financial consultant, employees and directors more than offsetting slightly higher cash costs in the areas of legal costs, investor relations and office expenses.  For the 2008 period, stock based compensation includes charges of $128,000, compared with $374,000 for the same period in 2007 resulting from a lower share price in the current period used in the computation of stock based compensation expense.

Research and Development expenses were $232,000 for the 2008 period, increasing $65,000 from the $167,000 in the same period in 2007 resulting primarily from higher costs paid to outside laboratories and regulatory consultants.  Spending related to the Stage IV Sponsored Research Agreement with Texas Tech University Health Sciences Center (TTUHSC) were slightly higher in the current period compared to the prior year. Stock based compensation was $55,000 in the three months ended March 31, 2008 compared to $31,000 in the same period one year ago.  Net stock based compensation expense related to Research and Development activities was higher in the current period resulting from the inclusion of two scientific consultants that were awarded stock options in January, 2008, more than offsetting the effect of a lower share price in the current period.

Interest income decreased slightly in 2008 due to lower average bank balances compared to higher average bank balances in 2007 resulting from warrant exercises in 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2008, net cash used in operating activities of $476,000 compared to $1,090,000 in the same period during 2007. During January, 2007 the company paid TTUHSC approximately $780,000 as an initial payment for its Stage IV Sponsored Research Agreement.  At March 31, 2008, approximately $322,000 of the TTUHSC 2007 payment is included in prepaid expenses on our Balance Sheet.

Investing activities during the 2007 include the maturation of a $1,000,000 short-term investment made in 2006 and the purchase of a certificate of deposit (restricted cash) in 2007 related to our current lease agreement.

During March, 2008 the Company closed on a portion of our Private Placement offering that was initiated during December, 2007.  The Company received gross proceeds from investors of $338,000 during the 2008 quarter and after financing costs the Company received net proceeds of $265,000.

We believe our cash available of $1,804,000 at March 31, 2008 and the cash generated by our Private Placement offering will be sufficient to fund our current operations. While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. In order to complete our planned operations which includes implementing FDA recommendations necessary for submitting our IND to the FDA, upgrading the production facility, preparation for clinical trials, submitting technical information to the Drug Controller General of India (“DCGI”) for the purpose of obtaining regulatory approval to conduct clinical trials in that country, and the production of HemoTech; collectively at a cost ranging from $6,000,000 to $8,000,000, we will need to raise at least $6 million in the near term, although there can be no assurance that we can meet this timeframe. If we fail to generate enough working capital, either from future equity, or exercise of our Warrants, or revenue, we will have to curtail our planned operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the SEC, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

Based on their review and evaluation as of the end of the period covered by this Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

During the period covered by this Form 10-Q, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

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

*
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by HemoBioTech, Inc. for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMOBIOTECH, INC.

Date: May 13, 2008	By:	/s/ ARTHUR P. BOLLON, PH.D.
Arthur P. Bollon, Ph.D.
Chairman of the Board of Directors, President and Chief Executive Officer
Dated: May 13, 2008	By:	/s/ MARK J. ROSENBLUM
Mark J. Rosenblum
Chief Financial Officer and Secretary