Form 10-K/A
period 2007-12-31
HEMOBIOTECH, INC.
filed 2008-08-13
CIK 1301348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”), originally filed by HemoBioTech, Inc. on March 28, 2008, is being filed solely for the purpose of amending and restating Exhibit 31.1 and Exhibit 31.2 of the Form 10-K.

Exhibit 31.1 and Exhibit 31.2 are being amended to conform to the language set forth in Item 601(b)(31) of Regulation S-K.  Part IV, Item 15 is being amended and restated to reflect that Exhibit 31.1 and Exhibit 31.2 are filed herewith.

Except as described above, no other changes have been made to this Form 10-K.  This Amendment does not amend, update or change the financial statements or disclosures in the Form 10-K and does not reflect events occurring after the filing of the Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

10.5	Employment Separation and Release Agreement, dated as of July15, 2004, by and between HemoBioTech, Inc. and Ghassan Nino. (1)

10.6	Form of Director and Officer Indemnification Agreements with each of Arthur Bollon, Ghassan Nino, Walter Haeussler, Robert Baron, Bernhard Mittemeyer, Mark Rosenblum and Robert Comer. (1)

10.7	Stockholders Agreement, dated as of October 31, 2003, by and among HemoBioTech, Inc., Arthur Bollon, Ghassan Nino, Nino Partners, LLC and the other stockholders named therein. (1)

10.8	Service Agreements, dated November 23, 2004, by and between HemoBioTech, Inc. and JPM-CEO Partners, Ltd. (1)

10.9	Sponsored Research Agreement, dated July 18, 2002, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

+10.10	Stage II Sponsored Research Agreement, dated December 13, 2004, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

10.11	License Agreement, dated January 22, 2002, by and between HemoBioTech, Inc. and Texas Tech University System. (3)

+10.12	Letter Agreement, dated May 14, 2004, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

10.13	Consulting Agreement, dated October 14, 2004, by and between HemoBioTech, Inc. and Larry Helson. (1)

10.14	Service Agreement, dated as of May 25, 2004, by and between HemoBioTech, Inc. and BioLink Life Sciences, Inc. (1)

10.15	Employment Agreement, dated April 1, 2005, by and between HemoBioTech, Inc. and Mark J. Rosenblum. (2)

++10.16	Stage III Sponsored Research Agreement, effective as of January 1, 2006, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (5)

++10.17	Advisory agreement dated July 13, 2005 by and between HemoBioTech and Dr. Jan Simoni. (4)

++10.18	Stage IV Sponsored Research Agreement, effective as of January 1, 2007, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center.

21.1	Subsidiaries of HemoBioTech, Inc. (1)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (6)

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

(6) Previously filed.

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

Dated: August 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ ARTHUR P. BOLLON, PH.D.	Chairman of the Board, President	August 13, 2008
Arthur P. Bollon, Ph.D.	and Chief Executive Officer

/s/ MARK J. ROSENBLUM	Chief Financial Officer and	August 13, 2008
Mark J. Rosenblum	Secretary

/s/ ROBERT BARON	Director	August 13, 2008
Robert Baron

/s/ ROBERT COMER	Director	August 13, 2008
Robert Comer

/s/ BERNHARD MITTEMEYER, M.D.	Director	August 13, 2008
Bernhard Mittemeyer, M.D.

/s/ GHASSAN NINO, C.P.A, CMA	Director	August 13, 2008
Ghassan Nino, C.P.A, CMA