Form 10-Q/A
period 2008-03-31
HEMOBIOTECH, INC.
filed 2008-08-13
CIK 1301348

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (the “Form 10-Q”), originally filed by HemoBioTech, Inc. on May 13, 2008, is being filed solely for the purpose of amending and restating Exhibit 31.1 and Exhibit 31.2 of the Form 10-Q.

Exhibit 31.1 and Exhibit 31.2 are being amended to conform to the language set forth in Item 601(b)(31) of Regulation S-K.  Part II, Item 6 is being amended and restated to reflect that Exhibit 31.1 and Exhibit 31.2 are filed herewith.

Except as described above, no other changes have been made to this Form 10-Q.  This Amendment does not amend, update or change the financial statements or disclosures in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Principal Executive Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer required under Rule 13a-14(b) or Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
*	Filed herewith
**	Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMOBIOTECH, INC.

Date: August 13, 2008	By:	/s/ ARTHUR P. BOLLON, PH.D.
Arthur P. Bollon, Ph.D.
Chairman of the Board of Directors, President and Chief Executive Officer
Dated: August 13, 2008	By:	/s/ MARK J. ROSENBLUM
Mark J. Rosenblum
Chief Financial Officer and Secretary