Form 10-K/A
period 2007-12-31
HEMOBIOTECH, INC.
filed 2008-09-15
CIK 1301348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed by HemoBioTech, Inc. on March 28, 2008, as amended by Amendment No. 1 filed on August 13, 2008 (the “Form 10-K”), is being filed solely for the purpose of amending and restating Exhibit 31.1 and Exhibit 31.2 of the Form 10-K.

Exhibit 31.1 and Exhibit 31.2 are being amended to revise an incorrect reference to the Company’s quarterly report.  Part IV, Item 15 is being amended and restated to reflect that Exhibit 31.1 and Exhibit 31.2 are filed herewith.

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

Dated: September 12, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ ARTHUR P. BOLLON, PH.D.	Chairman of the Board, President	September 12, 2008
Arthur P. Bollon, Ph.D.	and Chief Executive Officer

/s/ MARK J. ROSENBLUM	Chief Financial Officer and	September 12, 2008
Mark J. Rosenblum	Secretary

/s/ ROBERT BARON	Director	September 12, 2008
Robert Baron

/s/ ROBERT COMER	Director	September 12, 2008
Robert Comer

/s/ BERNHARD MITTEMEYER, M.D.	Director	September 12, 2008
Bernhard Mittemeyer, M.D.

/s/ GHASSAN NINO, C.P.A, CMA	Director	September 12, 2008
Ghassan Nino, C.P.A, CMA