Form 10-Q
period 2008-09-30
HEMOBIOTECH, INC.
filed 2008-11-14
CIK 1301348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 6, 2008, the registrant had outstanding 20,120,791 shares of common stock, $0.001 par value per share.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMOBIOTECH, INC.

 (a development stage company)

CONDENSED BALANCE SHEETS

	September 30	December 31,
	2008 (unaudited)	2007 (Derived from audited financial statements)
ASSETS
Current assets:
Cash and cash equivalents	$733,000	$2,015,000
Prepaid expenses	238,000	521,000
Total current assets	$971,000	$2,536,000
Equipment, net	43,000	50,000
Restricted cash	55,000	55,000
Total Assets	$1,069,000	$2,641,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$288,000	$254,000
Total current liabilities	$288,000	$254,000
Deferred Rent	$34,000	$43,000
Total Liabilities	$322,000	$297,000

STOCKHOLDERS’ EQUITY Common stock ----- $.001 par value 55,000,000 shares
authorized; 20,120,791 as of September 30, 2008 and 19,144,007 at December 31, 2007 (includes 779,000 shares subject to forfeiture) shares issued and outstanding	$20,000	$19,000
Additional paid-in capital	15,635,000	14,186,000
Deficit accumulated during the development stage	(14,908,000)	(11,861,000)
Total Equity	$747,000	$2,344,000
	$1,069,000	$2,641,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.

(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	THREE MONTHS ENDED				NINE MONTHS ENDED				OCTOBER 3, 2001
									(INCEPTION)
	SEPTEMBER 30				SEPTEMBER 30				THROUGH SEPTEMBER 30
	2008		2007		2008		2007		2008
Revenue		$-		$-		$-		$-	$-
Operating expense	$		$		$		$		$
Research and development		276,000		268,000		1,606,000		746,000	3,851,000
General and administrative		365,000		688,000		1,472,000		1,987,000	9,301,000
Other (income) expense
Interest expense		-		-		-		2,000	2,111,000
Interest income		(5,000)		(28,000)		(31,000)		(96,000)	(355,000)
Net loss		$(636,000)		$(928,000)		$(3,047,000)		$(2,639,000)	$(14,908,000)

Basic and diluted loss per common share		$(0.03)		$(0.05)		$(0.16)		$(0.16)

Weighed average number of shares outstanding -- basic and diluted		19,341,791		17,040,148		18,716,725		16,969,610

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.

 (a development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Balance – December 31, 2007	19,144,007	$19,000	$14,186,000	$(11,861,000)	$2,344,000
Net Loss for the period				(3,047,000)	(3,047,000)
Stock based compensation – board of advisors and consultants			120,000		120,000
Stock based compensation – employees and directors			212,000		212,000
Stock based compensation relating to shares issued to financial advisor (September 12, 2006) See Note G[3]			61,000		61,000
Issuance of shares and warrants in Private Placement net of expenses of approximately $122,000 (approximately $72,000 to a shareholder of the Company)	476,784		412,000		412,000
Shares issued to Texas Tech University at a market price of $1.29 per share. (May 1, 2008)	500,000	1,000	644,000		645,000
Balance – September 30, 2008 (unaudited)	20,120,791	$20,000	$15,635,000	$(14,908,000)	$747,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.

 (a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30		OCTOBER 31, 2001 (INCEPTION) THROUGH
	2008	2007	SEPTEMBER 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,047,000)	$(2,639,000)	$(14,908,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options, compensatory stock and warrants	393,000	1,002,000	2,602,000
Conversion charge – interest expense	-	-	43,000
Notes issued for services – related party	-	-	354,000
Expenses paid by stockholder	-	-	14,000
Amortization of deferred financing costs	-	-	1,023,000
Amortization of debt discount	-	-	789,000
Depreciation	7,000	5,000	17,000
Deferred Rent	(9,000)	29,000	34,000
Contribution of salary	-		11,000
Research and Development - Purchase of new technology	645,000	-	645,000
Changes in:
Accounts payable and accrued expenses	34,000	(36,000)	1,000,000
Accrued interest	-	-	139,000
Prepaid expenses	283,000	(544,000)	(237,000)
Net cash used in operating activities	$(1,694,000)	$(2,183,000)	$(8,474,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/(Purchase) of Short-Term Investments	$-	$945,000	$(55,000)
Purchase of property and equipment	-	(23,000)	(59,000)
Net cash provided by (used in) investing activities	$-	$922,000	$(114,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and debt, net of expenses	$412,000	-	$4,865,000
Payment of Notes	-	-	(734,000)
Exercise of warrants, net	-	-	5,190,000
Net cash provided by financing activities	$412,000	-	$9,321,000
(DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	$(1,282,000)	$(1,261,000)	$733,000
Cash and cash equivalents – beginning of period	2,015,000	3,193,000	-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$733,000	$1,932,000	$733,000
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest Paid	$-	$2,000	$112,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued salary exchanged for Note	-	-	$150,000
Employees / stockholders contribution of salary	-	-	$564,000
Stockholders contribution of convertible note payable and related interest	-	-	$280,000
Conversion of carrying value of convertible notes payable and accrued interest of $18,000 (2006) and $97,000 (2005) into common stock	-	-	$1,815,000
Issuance of shares for acquisition of new technology	$645,000		$645,000
Fixed Assets Purchased- not yet paid	-	$22,000	$-

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

NOTE B - BASIS OF PRESENTATION

The accompanying condensed financial statements as of September 30, 2008 and for the nine months ended September 30, 2008 and 2007 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed balance sheet as of December 31, 2007 has been derived from audited financial statements.  These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K.  In the opinion of management, this interim information includes all material adjustments which are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2008 interim period are not necessarily indicative of results to be expected for the entire year.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $14,908,000 from inception through September 30, 2008, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that the Company may not be able to continue as a going concern. At September 30, 2008, the Company had $733,000 in cash and cash equivalents. As discussed in Note F, during the period January 1, 2008 through September 30, 2008, the Company received net proceeds of $412,000 through the Private Placement of equity securities. The accompanying financial statements do not include any adjustment that might be necessary if sufficient additional funding is not received so that the Company can continue its operations.  While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. See also Footnote G(3).

All amounts have been rounded to the nearest thousand.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) RESEARCH AND DEVELOPMENT:

Research and development costs are charged to expense as incurred. Costs include the amortization of payments made to TTUHSC for the Sponsored Research Agreement, spending with outside laboratories and consultants, and purchase of equipment related to our research and development efforts and the purchase of certain technology from TTUHSC titled Orthogonal Method for the Removal of Transmissible Spongiform Encephalopathy Agents from Biological Fluids (“ORTH Technology”) during May, 2008.

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

	NINE MONTHS ENDED SEPTEMBER 30
	2008	2007
Stock Options	2,312,990	1,854,275
Warrants	4,236,447	2,442,372
Common shares subject to forfeiture(1)	779,000	1,000,000
Total	7,328,437	5,296,647

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

In December 2007, the EITF reached a consensus on EITF No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-1 is effective for us in the first quarter of fiscal 2009. We do not expect the adoption of EITF 07-1 to have a material impact on either our financial position or results of operations.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

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

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  These shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  The Company has agreed to reimburse TTUHSC for all intellectual property protection costs and patent maintenance fees.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations. In addition, subject to obtaining FDA approval of a blood substitute product, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  As of September 30, 2008, such approval had not been obtained.  Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006.  In December 2004, the Company paid a fee of approximately $231,000 to fund the next phase of its research under the SRA through December 31, 2005.

In January 2006, the Company entered into a Stage III SRA with TTUHSC for the period January 1, 2006, to December 31, 2006.  In connection therewith, the Company made an initial payment of approximately $287,000 which was amortized during 2006.

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations as incurred based on monthly reporting to the Company by TTUHSC.  As of September 30, 2008, approximately $122,000 is included in prepaid expenses on the accompanying balance sheet. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.

On May 5, 2008 the Company agreed to license certain technology from TTUHSC titled Orthogonal Method for the Removal of Transmissible Spongiform Encephalopathy Agents from Biological Fluids (“ORTH Technology”). This is a technology that results in the removal and inactivation of infectious agents such as prions (which can cause Mad Cow Disease) and viruses.  Such removal and inactivation is critical in the purification of animal products for human use.  It can be used not only for HemoTech production but also has the potential for generating sublicensing revenue from pharmaceutical, biotechnology and the cosmetic industries. The term of the agreement extends to the full end of the term or terms for which patent rights have not expired or, if only technology rights are licensed and no patent rights are applicable, for a term of 15 years. The license agreement calls for a nonrefundable license documentation fee of $10,000 and 500,000 shares of the Company’s common stock.  The price per share of the Company’s common stock on May 5, 2008 was $1.29 per share.  Accordingly, the Company recorded a charge to research and development expense for $655,000. The agreement also contains an annual renewal fee of $10,000 per year and a royalty based on net sales of Licensed Products (as defined by the agreement) sold by the Company that contain the patented ORTH Technology.  The royalty percentage will be lower if Licensed Products are not protected by a valid patent. The agreement calls for a minimum royalty beginning six months after approval of a Licensed Product by the FDA. No royalty applies to the embedded ORTH Technology in the sale of our HemoTech product. The Company is permitted to sublicense the ORTH Technology and TTUHSC will receive a portion of both cash and non cash remuneration received by the Company for a sublicense.  Additionally, the Company will pay a portion of any royalty received to TTUHSC.

The Company has also agreed to issue up to 275,000 additional shares of the Company’s common stock in the event TTUHSC purchases certain equipment used in the HemoTech process. The equipment will be owned by TTUHSC, will be used to further the development of HemoTech, and will be charged to research and development expense when purchased.  As of September 30, 2008, no such equipment has been purchased by TTUHSC.

The agreement may be terminated by either party by mutual written agreement upon 180 days notice, or by TTUHSC based on certain provisions relating to defaults according to the agreement.

The Sponsored Research Agreements may be terminated by either party on 90 days written notice.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
Professional fees	$198,000	$ 188,000
Liquidated damages	38,000	38,000
Other	52,000	28,000
Total	$ 288,000	$ 254,000

NOTE F - STOCKHOLDERS' EQUITY

(1) PRIVATE PLACEMENT:

During December 2007 the Company circulated a Private Placement Term Sheet and Exhibits (“the 2007 Private Placement”) for the purpose of raising additional capital. Our Private Placement offering of units consists of one share of HemoBioTech, Inc. common stock (“Share”) and one warrant (Warrant”) to purchase one share of common stock (collectively, the “Unit”) may  result in up to $6,000,000 in gross proceeds, subject to an over-allotment option  for up to an additional $1,000,000 in gross proceeds.  The purchase price per Unit is based on the average of the closing price of our common stock on the OTC bulletin Board for the ten trading days immediately preceding the date of the initial closing of the 2007 Private Placement, discounted by 20%. Each Warrant is exercisable for the purchase of one share of our common stock at 150% ($1.68) of the per Unit price for a period of five years from the effective registration date of the shares underlying the Warrants. The warrants may be redeemed in whole or in part by the Company, upon 30 day’s written notice, at price of $.01 share, provided the weighted average closing price of the Common Stock exceeds 185% of the per-Unit purchase price for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given and the registration statement for underlying shares is effective. In addition, the Company is obligated to issue warrants to its placement agent in the amount of 30% of the total warrants issued to investors on essentially the same terms; however, these warrants are only callable when the Company provides a notice of redemption and a registration statement for the underlying shares is effective. This offering closed on October 31, 2008.

On December 31, 2007 the Company completed an initial close of the 2007 Private Placement consisting of gross proceeds of approximately $792,000 at the per Unit price of $1.12. As a result of this closing 707,120 shares of our common stock was issued along with warrant agreements for the issuance of 707,120 additional shares upon exercise of the warrants at an exercise price of $1.68. Net of expenses, primarily to our financial advisor, the Company received net proceeds of $686,000. In addition, 212,136 warrants were issued to our placement agent with essentially the same terms as our investor warrants; however, these warrants are only callable when the Company provides a notice of redemption and a registration statement for the underlying shares is effective. The Company is required to file a registration statement to register the Shares and the shares of our common stock underlying the Warrants under a registration statement within 45 business days of the closing of the offering.  The Company will respond to all Commission comments within 30 business days of receipt of such comments.  We will cause the registration statement to become effective within 10 business days after receipt of a “no review” notice from the Commission. If the registration statement is not filed as indicated above, or declared effective within 90 business days following the filing, we will pay investors within 30 calendar days of the end of each month we are in violation of the forgoing liquidated damages of 2% of the dollar amount invested (pro-rated for partial months) for a maximum of 8 months commencing on the scheduled filing deadline.  The payments can be made in cash or shares of our common stock at our option. The Company has amended the registration rights agreement to reflect the liquidated damage timeframes to begin at the final closing date of the offering. The Company is in the process of obtaining waivers from the initial close investors to extend these above timeframes related to the liquidated damage penalty to timeframes beginning at the final closing date of the offering. The warrants were valued at December 31, 2007 using the Black-Scholes stock option valuation model and totaled $621,000 and $186,000 for the investors and placement agents respectively.

For the nine months ended September 30, 2008, the Company raised additional funds associated with its December 2007 Private Placement consisting of gross proceeds of $534,000 at the per unit selling price of $1.12.  As a result, 476,784 shares of our common stock were issued along with warrant agreements for the issuance of 476,784 additional shares upon exercise of the warrants at an exercise price of $1.68.  Net of expenses, including $72,000 to a significant shareholder, the Company received net proceeds of $412,000.  In addition, 143,035 warrants were issued to our placement agent, who is also a shareholder of the Company. The warrants were valued using the Black-Scholes stock option valuation model and totaled $301,000 and $90,000 for the investors and placement agents respectively.

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

Convertible notes payable	$ 31,000
Common stock	31,000
Stock Warrants	38,000
Total	$ 100,000

Based on the allocation of the relative fair values to the components of the 2004 Private Placement offering, the debt discount was calculated to be $855,000, which was amortized as expense to interest expense over the term of the notes.

The Company agreed to file a registration statement within 60 days of final closing of the 2004 Private Placement and to use commercially reasonable efforts to cause the registration statement to be effective within 120 days of final closing.  In the event the registration statement was not filed and declared effective within the required time, the Company would incur liquidated damages of 2% per month based on the subscription amount of each purchaser in the Company October 2004 Private Placement. In connection therewith, during 2005, the Company incurred liquidating damages aggregating approximately $48,000. As of September 30, 2008, the Company owes $38,000 of such damages. (See Note E).

(2) STOCK WARRANTS:

In connection with the 2007 Private Placement, through September 30, 2008 the Company issued 1,183,904 Class A warrants to investors exercisable at $1.68 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants are subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equaled or exceeded $2.07 for a period of at least 20 consecutive trading days at a redemption price of $.01 per warrant. In addition, the Company issued to its placement agent warrants totaling 30% of the total warrants issued to investors. Accordingly, the Company issued 355,171 warrants to the placement agent through September 30, 2008.

During the fourth quarter 2007, the Company granted 120,000 warrants to a service provider as compensation.  The warrants vest over a nine month period.  In connection therewith, the Company valued 90,000 vested warrants using the Black-Scholes option pricing model.

In May 2008, the Company granted 135,000 warrants at prices ranging from $1.60 to $2.50 to two service providers as compensation.  These warrants vest over nine months beginning in November 2008.  Accordingly, $8,000 was charged to operations in June 30, 2008.

The following assumptions were used for all compensatory warrants issued to service providers:

Range of Exercise Prices	$1.00 - $2.50
Maturity	5 Years
Risk Free Interest Rate	3.22% - 4.0%
Volatility	80%

At September 30, 2008, the Company had the following warrants outstanding:

	Exercise Price	Expiration Date	Number of Shares Reserved
Placement Agent – 2004	$0.90	May 13, 2010	2,382,372
Other	$1.00	July 28, 2009	50,000
Other	$1.06	September 13, 2009	10,000
Other	$1.90	October 12, 2012	120,000(1)
Class A – 2007	$1.68	December 31, 2012	707,120(2)
Placement Agent – 2007	$1.68	December 31, 2012	212,136
Placement Agent – March, 2008	$1.68	March 11, 2013	90,535
Class A – 2007	$1.68	March 11, 2013	301,784(2)
Class A – 2007	$1.68	June 6, 2013	175,000(2)
Placement Agent – June, 2008	$1.68	June 6, 2013	52,500
Other	$2.00 - $2.50	Various or Range	135,000
Total			4,236,447

(1)	Subject to vesting.
(2)	Subject to redemption (see Note F(1)).

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

Additional information on shares subject to options is as follows:

At September 30, 2008, 816,178 options were available for grant under the Plan. The following tables present information relating to stock options under the Plan as of September 30, 2008.

	NINE MONTHS ENDED SEPTEMBER 30, 2008
	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price
Options outstanding at beginning of period	1,886,990	-	$0.58
Granted	426,000	-	$1.21
Options outstanding at end of period	2,312,990	$1,099,591	$0.69
Options exercisable at end of period	2,047,159	$1,074,642	$0.63
Options not vested at end of period	265,831	24,949	$1.21

Options vested or expected to vest	2,312,990	$1,099,591	$0.69

SEPTEMBER 30, 2008

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.18 - $0.20	1,325,055	$0.19	3.0	1,296,760	$0.19
$0.85 – $0.94	178,360	$0.85	6.1	166,716	$0.85
$1.00 – $1.65	561,860	$1.25	8.0	376,455	$1.26
$1.75 - $2.42	247,715	$2.02	8.1	207,228	$2.03
	2,312,990	$0.69	5.0	2,047,159	$0.63

As of September 30, 2008, 2,047,159 options were fully vested. A summary of the status of the Company’s nonvested options as of September 30, 2008 and changes during the nine months ended September 30, 2008, is presented below.

	Stock Options	Weighted Average Exercise Price
Nonvested at January 1, 2008	160,684	$ 1.08
Options granted	426,000	$ 1.21
Options vested	(320,853)	$ 1.14
Nonvested at September 30, 2008	265,831	$ 1.21

As of September 30, 2008, there was $142,000 of total unrecognized compensation cost related to nonvested employees and directors share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.27 years.

The weighted-average fair values at date of grant for options granted during the nine-month period ended September 30, 2008 and 2007 were $0.94 and $1.57 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

2008
Expected life in years	5-10
Interest rate	2.51% – 4.03%
Volatility	80%-88%
Dividend yield	0%

On October 31, 2008, the Company’s chief executive officer exercised his options to acquire 651,668 shares of the Company's common stock at an exercise price of $0.20 per share or $130,334. In lieu of  cash payment, the chief executive officer returned 130,334 shares of common stock valued at $130,334 to the Company for the exercise price of the options. No compensation expense was recorded as a result of this cashless transaction.

NOTE G  –  COMMITMENTS AND OTHER MATTERS

(1) LEASES:

During February 2007 the Company moved into new office space and agreed to a sixty-six month office lease.  The lease agreement includes rent abatement for approximately ten months during 2007 and 2008.  Provisions of the lease include a security deposit of approximately $5,800 and a thirty six month letter of credit in the amount of approximately $55,000.  In addition, if the Company cancels this lease after the forty-second month, and prior to its full sixty-six month term, the Company will be obligated to pay a cancellation charge of approximately $46,000. The estimated minimum lease payments for the next five years are:  In 2008 - $16,000; in 2009 - $66,000; in 2010 - $67,000; in 2011 - $68,000; in 2012 - $70,000 and none thereafter.

(2) CONSULTING AGREEMENTS:

On October 14, 2004, the Company entered into an advisory agreement with a member of our scientific advisory board to receive technical advisory services. The agreement can be terminated by either party on 30 days' written notice. The agreement provides for $1,500 per month and the issuance of an option under the Plan to purchase 15,000 shares of common stock of the Company at an exercise price of $0.85 per share. In addition, at the end of each year of service on the advisory board, the company will grant an additional non-qualified stock option to purchase 5,000 shares of Common Stock at an exercise price equal to the then fair market value of the Common Stock. Such options vest 25% on the first anniversary and then monthly thereafter over a period of thirty six months. During the nine months ended September 30, 2008 and 2007, $20,000 and $23,000 were charged to operations respectively.

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $59,000 and $37,000 for the years ended December 31, 2007 and 2006 respectively. As of September 30, 2008, 243,233 options had vested. Additionally, the Company recorded a charge to expenses for the nine months ended September 30, 2008 and 2007 of $27,000 and $48,000 respectively. The Company will record additional charges as and when the options vest at the then fair value.

On January 16, 2008, the Company granted stock options to two scientific consultants employed by TTUSHC.  Each grant provides for 75,000 non-qualified stock options to purchase shares of the Company’s stock at an exercise price of $1.19 which was the fair market value of the Company’s shares on the grant date.  The options vest 25% immediately and the remaining 75% vest monthly over the next 36 months.  Accordingly, the Company recorded a charge of $60,000 during the nine months ended September 30, 2008.

(3) FINANCIAL ADVISOR AGREEMENT:

On September 12, 2006, the Company entered into a three year agreement with its placement agent and financial advisor for consulting services related to corporate finance and other financial services. The financial advisor is also a significant shareholder in the Company. The services shall include assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in the next 18 months from the date of the agreement.   As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The agreement states that 500,000 shares would vest to the consultant on the one year anniversary of the agreement.  Accordingly, on September 12, 2007, 500,000 shares vested to the financial consultant. The remaining 1,000,000 shares were subject to partial forfeiture in the event that the consultant fails to achieve certain performance criteria, including assisting the Company in raising additional capital, set forth in the agreement. As of October 31, 2008, the financial advisor had helped the Company raise approximately $1,326,000. The December 2007 private placement closed on October 31, 2008.  As of October 31, 2008, the Company has agreed to award the financial advisor approximately 221,000 of the 1,000,000 shares that were subject to forfeiture. In addition, the agreement provides for a fee, paid in shares of the Company’s stock, if the financial advisor acts as a finder or financial consultant in various business transactions in which the Company may be involved such as mergers, acquisitions or joint ventures during the term of the agreement. Accordingly, the Company has recorded $61,000 in charges for the nine months ended September 30, 2008 for the estimated cost of those financial services and $1,215,000 has been charged to operations since the inception of the agreement. The Company will record an additional expense over the service period related to this stock issuance as and when the performance criteria are met at the then market price of the stock.

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

We believe our available cash and cash generated through the sale of our Private Placement will be sufficient to complete our immediate planned operations. The Company recently significantly reduced its actual and projected expenses and plans to aggressively manage cash costs. While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures.

RECENT DEVELOPMENTS

(1) NEW TECHNOLOGY:

On May 5, 2008 the Company agreed to license certain technology from TTUHSC titled Orthogonal Method for the Removal of Transmissible Spongiform Encephalopathy Agents from Biological Fluids (“ORTH Technology”). This is a technology that results in the removal and inactivation of infectious agents such as prions (which can cause Mad Cow Disease) and viruses.  Such removal and inactivation is critical in the purification of animal products for human use.  It can be used not only for HemoTech production but also has the potential for generating sublicensing revenue from pharmaceutical, biotechnology and the cosmetic industries. The term of the agreement extends to the full end of the term or terms for which patent rights have not expired or, if only technology rights are licensed and no patent rights are applicable, for a term of 15 years. The license agreement calls for a nonrefundable license documentation fee of $10,000 and 500,000 shares of the Company’s common stock.  The price per share of the Company’s common stock on May 5, 2008 was $1.29 per share.  Accordingly, the Company recorded a charge to research and development expense for $655,000. The agreement also contains an annual renewal fee of $10,000 per year and a royalty based on net sales of Licensed Products (as defined by the agreement) sold by the Company that contain the patented ORTH Technology.  The royalty percentage will be lower if Licensed Products are not protected by a valid patent. The agreement calls for a minimum royalty beginning six months after approval of a Licensed Product by the FDA. No royalty applies to the embedded ORTH Technology in the sale of our HemoTech product. The Company is permitted to sublicense the ORTH Technology and TTUHSC will receive a portion of both cash and non cash remuneration received by the Company for a sublicense.  Additionally, the Company will pay a portion of any royalty received to TTUHSC.

The Company has also agreed to issue up to 275,000 additional shares of the Company’s common stock in the event TTUHSC purchases certain equipment used in the HemoTech process. The equipment will be owned by TTUHSC, which will be used to further the development of HemoTech, among other possible research uses and will be charged to research and development expense when purchased. As of September 30, 2008, no such equipment has been purchased by TTUHSC.

The agreement may be terminated by either party by mutual written agreement upon 180 days notice, or by TTUHSC based on certain provisions relating to defaults according to the agreement.

(2) PRIVATE PLACEMENT:

Beginning December 2007 through October 31, 2008, we completed our private placement of 1,183,904 units (the “Units”), each consisting of one share of our common stock (our “Common Stock”) and one warrant to purchase our Common Stock (a “Warrant”),  resulting in gross proceeds of $1,326,000 based on a per-Unit price of $1.12.  The Warrants have an initial exercise price of $1.68.  The Warrants may be redeemed in whole or in part by us, upon 30 days’ written notice, at a price of $.01 per Warrant share, provided the weighted average closing price of our Common Stock exceeds 185% of the per-Unit purchase price for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given, and the registration statement for underlying shares is effective.  Net of expenses, primarily to our financial advisor, we received net proceeds from this private placement of $1,098,000, which will be used for research and development activities, licensing and other general working capital purposes. In addition, 355,171 Warrants were issued to our placement agent with essentially the same terms as our investor Warrants; however, these Warrants are only callable when we provide a notice of redemption and a registration statement for the underlying shares is effective (see Note G(3) to the Condensed Financial Statements).

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

HemoTech must undergo several major stages of production, development, and clinical testing before being in a position to submit its New Drug Application (“NDA”) to the FDA, as follows:

•
PRODUCTION OF HEMOTECH. In order to produce HemoTech for Phase I U.S. clinical trials, we must complete certain upgrades of the current HemoTech production facilities located at TTUHSC. A portion of these upgrades have been completed during 2006 and through 2007 and were based on recommendations from the FDA.

•
PREPARATION AND SUBMISSION OF U.S. IND APPLICATION. We started preparing material for our U.S. IND application on December 13, 2004, when we entered into our Stage II Sponsored Research Agreement with TTUHSC. We are actively planning and implementing the FDA recommendations including upgrading the production facility, preparing for clinical trials and the production of HemoTech, collectively at a cost estimated to range from $5,000,000 to $8,000,000, which are necessary for submission of our U.S. IND application and production of the product, although there can be no assurance that we will be able to meet a specified timetable or budgeted amount. We currently do not have sufficient funds available to pay this amount.  We will need to raise at least $7,000,000 in the near term  in order to complete the above mentioned activities.

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

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through September 30, 2008. To date, our efforts have been principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and Sponsored Research Agreements with TTUHSC, hiring employees and consultants, establishing our Board of Advisors, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2007 the Company upgraded the production facility at Texas Tech University and maintained an animal donor facility. During 2007 we began implementing a global strategy to include submission of technical information to the Drug Controller General of India (“DCGI”). We submitted this information in early April 2008 for the purpose of obtaining regulatory authority to conduct clinical trials in India.

Total expenses, and thus our losses, totaled $14,908,000 from October 3, 2001 (inception) through September 30, 2008.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Total expenses, and thus our losses, for the three months ended September 30, 2008, were $636,000 compared with $928,000 for the same period a year ago resulting from significantly lower general and administrative costs.

Research and Development expenses were $276,000 for the 2008 period, essentially unchanged compared with the same period in 2007. The current period included higher costs paid to outside laboratories and consultants compared with the prior year and were offset by lower stock based compensation to our scientific board of advisors.

General and Administrative costs were $365,000 for the three months ended September 30, 2008, significantly lower than the $688,000 for the same period in the prior year. The 2007 period includes $271,000 of non cash charges related to our financial services agreement compared with $0 in the current period. In addition, stock based compensation costs and office expenses were lower in the current period compared with prior year.

Interest income decreased in the 2008 period due to lower cash balances. Higher cash balances during the 2007 period resulted from the holders of our Class A Warrants exercising their warrants in 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

Total expenses, and thus our losses, for the nine months ended September 30, 2008, were $3,047,000 compared with $2,639,000 for the same period a year ago resulting from higher research and development costs associated with the acquisition of a new technology.

Research and Development expenses were $1,606,000 for the 2008 period, increasing $860,000 from the $746,000 in the same period in 2007 resulting from the non cash acquisition of a new ORTH technology that removes and inactivates infectious agents (which can cause Mad Cow disease) and viruses valued at $655,000 (See also Note D of the Company’s Notes to Condensed Financial Statements); and from higher costs paid to outside laboratories and consultants. Spending related to the Stage IV Sponsored Research Agreement with Texas Tech Health Sciences Center was higher in the current period compared to the same period a year ago due to increased spending related to laboratory upgrades and costs associated with outside laboratory testing.

General and Administrative costs were $1,472,000 for the nine months ended September 30, 2008, a decrease of $515,000 from the prior year.  Higher professional fees and investor relations costs were more than offset by significantly lower non cash stock based compensation costs related to our financial services agreement.  The costs related to our financial services agreement were $61,000 for the current period compared to $685,000 in the prior year resulting from both the actual number of shares issued to the financial advisor (221,000 shares as of September 30, 2008) and lower share price and price per share being somewhat lower than the previously estimated number of shares (see Note G (3) to the Condensed Financial Statements).

Interest income decreased in the 2008 period due to lower cash balances. Higher cash balances during the 2007 period resulted from the holders of our Class A Warrants exercising their warrants in 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2008, net cash used in operating activities of $1,694,000 compared to $2,183,000 in the same period during 2007. During January, 2007 the company paid TTUHSC approximately $780,000 as an initial payment for its Stage IV Sponsored Research Agreement.  At September 30, 2008, approximately $122,000 of the TTUHSC 2007 payment is included in prepaid expenses on our Balance Sheet. During May 2008, the Company purchased the ORTH technology from TTUHSC at a cost of 500,000 shares of the Company’s common stock valued at $1.29 per share and a $10,000 cash cost, a total of $655,000.

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

We believe our cash available of $733,000 at September 30, 2008 and the cash generated by our Private Placement offering will be sufficient to fund our current operations. The Company recently significantly reduced its actual and projected expenses and plans to aggressively manage cash costs. While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. In order to complete our planned operations which includes implementing FDA recommendations necessary for submitting our IND to the FDA, upgrading the production facility, preparation for clinical trials, submitting technical information to the Drug Controller General of India (“DCGI”) for the purpose of obtaining regulatory approval to conduct clinical trials in that country, and the production of HemoTech; collectively at a cost ranging from $7,000,000 to $8,000,000, we will need to raise at least $6 million in the near term, although there can be no assurance that we can meet this timeframe. If we fail to generate enough working capital, either from future equity, or exercise of our Warrants, or revenue, we will have to curtail our planned operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2008, there were no unregistered sales of equity securities.

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

HEMOBIOTECH, INC.

Date: November 14, 2008	By:	/s/ ARTHUR P. BOLLON, PH.D.
Arthur P. Bollon, Ph.D.
Chairman of the Board of Directors, President and Chief Executive Officer
Dated: November 14, 2008	By:	/s/ MARK J. ROSENBLUM
Mark J. Rosenblum
Chief Financial Officer and Secretary