Form 10-K
period 2008-12-31
HEMOBIOTECH, INC.
filed 2009-04-15
CIK 1301348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web sit, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KB is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐       Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The issuer's revenues for the fiscal year ended December 31, 2008 were $0.

As of March 17, 2009, 20,642,125 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

On that date, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on April 9, 2009) held by nonaffiliates of the Registrant was $5,332,825 (7,618,322 shares at $.70 per share).
Documents Incorporated By Reference: Portions of the Issuer’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

We were founded in 2001 as "HemoBioTech, Inc.," a Texas corporation. In 2003, we incorporated a sister corporation named "HemoBioTech, Inc." in the State of Delaware. On December 1, 2003, HemoBioTech, Inc. (Texas) was merged with and into HemoBioTech, Inc. (Delaware) with HemoBioTech, Inc. (Delaware) as the surviving entity. Our principal executive offices are located at 5001 Spring Valley Road, Suite 1040-West, Dallas, TX 75244, and our telephone number is (972) 455-8950.

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

The FDA has cited the Adenosine/GSH modified hemoglobin strategy used in HemoTech as a viable strategy for a needed new generation red blood cell substitute. The FDA indicated at a meeting on April 29, 2008 the toxicity of previous first generation substitutes and the need for a new generation substitute.  Our strategy for HemoTech is protected by issued patents in 21 countries.

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

The Company has also agreed to issue up to 275,000 additional shares of the Company’s common stock in the event TTUHSC purchases certain equipment used in the HemoTech process. The equipment will be owned by TTUHSC, which will be used to further the development of HemoTech, among other possible research uses and will be charged to research and development expense when purchased. As of March 24, 2009, no such equipment has been purchased by TTUHSC.

The agreement may be terminated by either party by mutual written agreement upon 180 days notice, or by TTUHSC based on certain provisions relating to defaults according to the agreement.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $15,323,000 from inception through December 31, 2008, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that there is substantial doubt upon the Company’s ability to  continue as a going concern. Management’s plans include continuing to fund  operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

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

HemoTech Description

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

Clinical Status - HemoTech

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

ORTH Technology

Orthogonal Purification Technology makes use of a combination of techniques that include a series of steps to deactivate and clear transmissible spongiform encephalopathies (“TSE”) agents and viruses from animal fluids. This technology has first been applied to the production of bovine hemoglobin. Such a method does not affect the hemoglobin chemical structure and biochemical/physiological functions and preserves its value as a starting material in free hemoglobin-based blood substitute production. This combinational technique could apply towards purification of TSE agents from animal fluids for the production of hemoglobin and various plasma protein fractions of bovine and human origin. The novelty of this technology is to achieve more efficient elimination and inactivation of TSE based agents and viruses from hemoglobin solutions or various plasma protein fractions. This technology has been tested by a nationally recognized independent laboratory and has shown higher elimination rates than other technologies.

The pharmaceutical industry methods for TSE agent removal are based mainly on affinity and ion exchange chromatography and size-exclusion filtration. The existing industry methods are expensive and time consuming and use chemical treatment which is not applicable to unstable proteins like hemoglobin. The heme protein can easily dissociate into unstable dimers and oxidize thereby losing its ability to transport oxygen. Other industrial filtration methods are capable of reducing prion proteins less efficiently but do not inactivate infectious agents.

The ORTH Technology allows robust and reliable elimination of infectious agents, such as prions and viruses from the final product, using independent clearance steps, inactivation and removal. This is a critical purification process in enhancing the safety that is needed for approval to sell such products. HemoBioTech believes that the orthogonal approach may purify significantly more than the current governmental standard.

The ORTH Technology prevents the spread of transmissible spongiform encephalopathies (“TSE”), also know as prions or mad cow disease, as well as viruses. The Food and Drug Administration (“FDA”) strictly regulates medicinal products and cosmetics that contain ingredients from animals. The technology is being used in the manufacturing of HemoBioTech’s lead product, HemoTech, potentially the first viable substitute for human blood. HemoTech is composed of chemically modified bovine hemoglobin.

The ORTH Technology could allow robust and reliable elimination of infectious agents, such as prions and viruses from the final product, using independent clearance steps, inactivation and removal. This is a critical purification process in enhancing the safety that is needed for approval to sell such products. The market for pharmaceutical and cosmetic products for human use derived from animals (including human sources) is in excess of $7 billion. The ORTH Technology provides a significant improvement in the methods currently available to clear TSE/BSE.

Research and Development Activities

During the years ended December 31, 2008, and 2007, the Company's financial statements reflect, $1,540,000 and $998,000 respectively, charged to expense for research and development activities.

These expenses include the acquisition of a new technology, ORTH, that removes and inactivates infectious agents (which can cause Mad Cow disease) and viruses valued at $655,000 (See also Note D of the Company’s Notes to Financial Statements). Spending related to the Stage IV Sponsored Research Agreement with Texas Tech Health Sciences Center was higher in 2008 compared to the same period a year ago due to increased spending related to laboratory upgrades and costs associated with outside laboratory testing.

On January 22, 2002, the Company entered into an exclusive license agreement with TTUHSC with respect to receiving certain patented rights.  The Company is committed to the exploitation of such patented rights. In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  In addition, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  As of December 31, 2008, such approval had not been obtained.  In addition, the Company reimburses TTUHSC for all intellectual property protection costs and patent maintenance fees related to HemoTech.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations.

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

At December 31, 2008, approximately $215,000 remained as available funds at TTUHSC and are included in the company’s prepaid assets.

Intellectual Property

HemoTech

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

ORTH Technology

We have obtained an exclusive, worldwide license from Texas Tech University for commercialization of the ORTH technology. Our strategic partnership with TTUHSC allows us to utilize the research facilities at TTUHSC and TTUHSC scientists and research staff. Our relationship with TTUHSC is governed by license agreements that, among other things, grant us the exclusive worldwide intellectual property rights to the ORTH technology in exchange for equity ownership and payment of the fees associated with our use of TTUHSC facilities and personnel.

We believe the structure of these license agreements will assist us in obtaining sublicensing contracts with potential pharmaceutical, biotechnology and cosmetic companies and could be positive factors for the commercialization of the ORTH technology.  In connection with our licensing agreement, a patent was filed for the ORTH technology in December 2007 covering the ORTH technology. If issued, this new patent, exclusively owned by TTUHSC could give us protection for the commercial use of the ORTH technology.

Supply and Demand

According to a 2008 World Health Organization (WHO) report, the shortage of safe blood is compounded by the shortage of donors in developing countries where blood is needed the most. Of the estimated 81 million units of blood donated every year around the world, only 39% comes from developing countries, contributing to a global blood shortfall of around 40 million units a year. Despite efforts to rectify this imbalance, the average number of blood donations has not improved significantly in developing countries — it remains around 12 times higher in industrialized countries than in developed countries.

Experts predict hospitals will see a 4 million unit-a-year blood shortage by 2030. Without an ample supply, doctors face tragedy in the operating room and soldiers face death on the battlefield. According to the New York Blood Center, 600,000 pints of blood are used each year in the metropolitan area for one million transfusions. Every day, 1,500 pints of blood must be collected to keep pace with demand. During a blood shortage, deliveries of blood are cut back to local hospitals; a hospital may ask for 100 pints of blood and only receive 75 pints.

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

Preparation and Submission of U.S. IND Application. Under the terms of their Stage II sponsored research agreement, TTUHSC provided HemoBioTech support services for preparation of its U.S. IND application. This included conversion of data from European IND application into electronic format, summarization and analysis of its pre-clinical CMC ("Chemistry Manufacturing and Controls") data and analysis of its proposed Phase I U.S. clinical trial testing procedures. The Company expects to complete preparation of its U.S. IND application and is targeting to submit it to the FDA in late 2010. The estimated cost of submitting the application as well as the production of HemoTech is approximately $7,000,000 or greater.

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

Our key competitors include:

•
Northfield Laboratories has been developing PolyHeme®, which is based on hemoglobin from what we believe to be outdated human blood. Although Northfield completed its Phase III U.S. clinical trials, in 2002 Northfield's product did not receive approval by the FDA for use in elective surgery due to results concerning safety and efficacy. Northfield has completed the PolyHeme(R) Phase III U.S. clinical trial for use in ambulatory trauma cases. Since Northfield's product has completed the Phase III U.S. clinical trial, it could be deemed to be at a more advanced trial stage than HemoTech, although their product was previously rejected by the FDA for use in elective surgery.

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

In order to gather sufficient data to demonstrate the safety and efficacy of a new drug or biologic, the manufacturer is usually required to sponsor clinical trials, i.e., trials in humans, under the jurisdiction of the FDA. In order to conduct or sponsor a clinical trial of a new drug or biologic, the manufacturer must submit an Investigational New Drug ("IND") application. The IND application must contain sufficient and specific animal test data, toxicological, pharmacological and other data to assure FDA that the initial clinical trial will not endanger the health of the patients or subjects involved. The Company has not submitted an IND to clinically test HemoTech but is targeting submitting its IND during late 2010. A Company may not begin clinically testing until its IND has been approved by the FDA or 30 days have elapsed since the filing and the FDA has not objected. However, as a practical matter, few manufacturers will begin clinical testing if the FDA has expressed concern about the proposed study.

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

Employees

As of March 24, 2009, the Company has four full-time employees and four employees through a contract with TTUHSC. Outside consultants are employed as needed to provide various services. We rely heavily on personnel employed by TTUHSC who provide services to us under the Sponsored Research Agreement. In addition, we also employ outside consultants from time to time to provide various services. We have experienced good employee relations and are not and never have been a party to a collective bargaining agreement.

The Company’s Executive Officers are as follows:

Name	Age	Position
Arthur P. Bollon, Ph.D.	66	Chairman of the Board of Directors, President and Chief Executive Officer

Mark J. Rosenblum, CPA	55	Chief Financial Officer and Secretary

Jan Simoni, PhD., DVM	57	Acting Vice President and Principal Investigator of Research and Development and Advisor

Mario Feola, M.D.	81	Chief Medical Officer

Arthur Bollon. Since April 8, 2003, Dr. Bollon has served on a full-time basis as our Chairman, President and Chief Executive Officer. In 1991, Dr. Bollon was a founder of Cytoclonal Pharmaceutics, Inc., a publicly traded biopharmaceutical company, and served as Chairman, President and Chief Executive between 1991 and 2002. In 1987 Dr. Bollon was a founder of Wadley Biosciences Inc. / LPL, a joint venture between Wadley Institute and Phillips Petroleum, and served as Chairman, President and Chief Executive Officer from 1987 to 1991.

Mark J. Rosenblum. Mr. Rosenblum has served as our Chief Financial Officer since April 1, 2005. From August 1985 through June 2003, Mr. Rosenblum was employed by Wellman, Inc., a public chemical manufacturer.  Between 1996 and 2003, Mr. Rosenblum was the Chief Accounting Officer, Vice President and Controller at Wellman, Inc. Mr. Rosenblum is a certified public accountant.

Jan Simoni. Dr. Simoni has served as our Acting Vice President and Principal Investigator of Research and Development since 2002, through a Sponsored Research Agreement with Texas Tech University, where he is employed. Dr. Simoni has also served as an Advisor since July, 2005. Since 1993, Dr. Simoni has served as the Blood

Substitute Group Leader at TTUHSC and is an Professor of Research in the Department of Surgery at TTUHSC, where Dr. Simoni co-invented HemoTech.

Mario Feola. Dr. Feola has been our full-time Chief Medical Officer since November 1, 2004. From December 14, 2003 through October 31, 2004, Dr. Feola served as our Chief Medical Officer on a part-time basis. Dr. Feola has served as a Professor of Surgery at TTUHSC, where Dr. Feola co-invented HemoTech.

ITEM 1A. RISK FACTORS

You should consider the following matters when reviewing the information contained in this document. You also should consider the other information incorporated by reference in this document.

We have a history of losses and our future profitability is uncertain.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $15,323,000 from inception through December 31, 2008, and has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that there is substantial doubt that the Company will be able to continue as a going concern. The auditors have issued a “Going Concern” opinion for our 2008 financial statements.

We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the foreseeable future. Our ability to generate revenue is dependent on obtaining additional financing for our planned operations. Our immediate planned operations for the next twelve months include the payment of our general and administrative expenses (including salaries, legal and other professional fees, consulting and advisory fees), the costs associated with making certain upgrades to the HemoTech production facility, to begin the production of HemoTech, conduct animal studies, including preparation of our U.S. IND application. At December 31, 2008, the Company had $443,000 in cash and cash equivalents. At March 31, 2009, it had $130,000. We believe that the cash available will not be sufficient to fund our current operations beyond six months. The Company recently significantly reduced its actual and projected expenses and plans to aggressively manage costs which can be reduced at management’s discretion based on the company’s available cash. The Company is exploring opportunities to raise additional capital.

We are a development stage company with no revenues or profits.

We are in the development stage and, through March 24, 2009, have generated no sales revenue and have no prospects for revenue in the foreseeable future. We currently have no source of operating revenue and there can be no assurance that we will be able to develop any revenue source or that our operations will become profitable, even if we are able to commercialize any products. Further, as a development stage company, we have a limited relevant operating history on which an evaluation of our prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the evolving, heavily regulated biotechnology industry, which is characterized by an increasing number of market entrants, intense competition and a high failure rate. In addition, significant challenges are often encountered by businesses shifting from developmental to commercial activities.

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

We are reliant on the success of our two products which are in an early stage of product development and may never be successfully developed or, if successfully developed, may never become viable marketable products.

Our products are on early stage development and if we fail to successfully develop these products, we have no other products on which our business can be developed. There can be no assurance that our research and development activities will result in any commercially viable products. The development of our products will be subject to the risks of failure inherent in the development of products based on innovative technologies and the expense and difficulty of obtaining regulatory approvals. One of our products is a human blood substitute which is currently under development and will require significant additional research and development and pre-clinical testing and clinical testing prior to submission of any regulatory application for commercial use. There can be no assurance that our product development efforts will be successfully completed, that our products currently under development will be successfully transformed into marketable products, that required regulatory approvals can be obtained, that the products can be manufactured at acceptable cost in accordance with regulatory requirements or that any of the approved products can be successfully marketed or achieve customer acceptance.

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

We currently have four full-time employees including Drs. Bollon and Feola and Mr. Mark Rosenblum, our Chief Financial Officer. We have entered into an employment agreement with Dr. Bollon which expires in October 2010, and we have entered into an employment agreement with Dr. Feola, in which Dr. Feola agreed to serve as our Chief Medical Officer until such time as either party terminates Dr. Feola's employment agreement. We have also entered into an employment agreement with Mr. Rosenblum, which expires in April 2010. We do not maintain "key person" life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. During our limited operating history, many of our key responsibilities have been assigned to a relatively small number of individuals. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business, although we have not experienced problems attracting or retaining key personnel to date.

If our product offerings are not commercially successful, we will be unable to successfully generate revenue.

We expect significant amount of our revenues to come from the production and distribution of our products. The success of these offerings depends primarily on their acceptance by the public, the medical community, and other third-party consumers and payers, which is difficult to predict. The commercial success of our products depends on the availability of alternative forms of technology and general economic conditions and other tangible and intangible factors, all of which can change quickly. If we fail to produce these products with broad industry appeal, we will be unable to successfully generate revenue.

The market for our products is competitive and we may not be able to compete successfully against competitors that may be having substantially more development, marketing and sales resources than we do.

The market for our products is competitive and there can be no assurance that we will be able to compete successfully in these markets. We cannot be assured that some other competitive technologies have not been, or will not be, developed by either government, academic or private entities. Any competing technologies could make our technologies either obsolete or of lesser value. Many of our competitors have greater financial and other resources than we have, which may limit our ability to compete effectively. See “Competition” above.

Although the proposed products of our main competitors in the human blood substitute market have been rejected by the FDA, have been abandoned and are not yet ready to submit their applications to the FDA for approval of their products, many of these competitors are continuing to develop and test their respective products. There can be no assurance that one of all these products may be approved by the FDA before our blood substitute product, HemoTech, to the extent HemoTech ever receives FDA approval.

In addition, our competitors also may generally be able to respond more quickly to new or emerging technologies or changes in the regulatory requirements. These competitors may also:

•	benefit from greater economies of scale;
•	offer more aggressive pricing;
•	devote greater resources to the promotion of their products; and
•	be better positioned to develop future technologies.

We depend on, and will continue to depend on, collaboration with and licenses from third parties, and if we are not able to enter into such collaborations or licenses, or if these collaborations or licenses expire, terminate or fail, we may not be able to further develop our products or implement our business plan without substantial additional expenditures and delays, if at all.

In addition to maintaining our collaborative relationship with TTUHSC, our strategy for the development, clinical testing, manufacturing and commercialization of our proposed products includes entering into various collaborations with  corporate partners, licensors, licensees and other third parties in the future, and is dependent on the subsequent success of these third parties in performing their responsibilities. We intend to seek to enter into additional arrangements with other collaborators, although there can be no assurance that we will be able to enter into such collaborations and licenses, or, to the extent that we do, that such collaborations will be successful. Further, there can be no assurance that any future arrangements we may enter into will lead to the development of our products with commercial potential, that we will be able to obtain proprietary rights or licenses for proprietary rights with respect to any technology developed in connection with these arrangements or that we will be able to insure the confidentiality of any proprietary rights and information developed in such collaborative arrangements or prevent the public disclosure thereof.

In general, collaborative agreements provide that they may be terminated under certain circumstances. There can be no assurance that we will be able to extend any of our product collaborative agreements on their termination or expiration, or that we will be able to enter into new collaborative agreements with existing or new partners in the future. To the extent we choose not to or are unable to establish any additional collaborative arrangements, it would require substantially greater capital to undertake research, development and marketing of our proposed products into certain markets or find that the development, manufacture or sale of our proposed products in such markets is adversely affected by the absence of such collaborative agreements.

The FDA regulatory process is costly, lengthy and requires specific expertise, and even if we invest the time and money and other resources required to advance through the FDA approval process, we may never receive FDA approval for our products.

We will rely initially on consultants with prior experience working with the FDA. We expect to hire experienced employees and consultants to analyze, prepare and present and IND application to the FDA for our blood substitute product. The process of obtaining regulatory approvals can be extremely costly and time consuming and there is no guarantee of success. If we do not receive approval of our IND application, we will not be able to proceed with Phase I U.S. clinical testing. In addition, clinical testing is not predictable. Even if the FDA approves the IND application, we cannot guarantee that the FDA will approve our Phase I U.S. clinical results. Our failure to obtain required regulatory approvals would have a material adverse effect on our business, financial condition and results of operations and could require us to curtail or cease our operations.

Our newly licensed technology from TTUHSC titled Orthogonal Method for the Removal of Transmissible Spongiform Encephalopathy Agents from Biological Fluids (“ORTH Technology”) helps in the clearance and inactivation of infectious agents such as prions (which can cause Mad Cow Disease) and viruses. Such removal and inactivation is critical in the purification of animal products for human use.  It can be used not only for HemoTech production but also has the potential for generating sublicensing revenue from pharmaceutical, biotechnology and the cosmetic industries. We will rely on internal personnel and external consultants to analyze and present this product for appropriate approval in order to market this product. There can be no assurance that regulatory approval for this product will be obtained on a timely basis. In addition, our competitors also may generally be able to respond more quickly to similar and new or emerging technologies or changes in the regulatory requirements and get an approval before us.

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

We need to raise additional capital to continue our business.

We do not have sufficient funds to meet the costs of our immediate planned operations. To meet the costs of the next stage of its planned operations, including the cost of upgrades to the HemoTech production facility and conducting additional research and development, submission of its U.S. IND application, commencing and completing Phase I U.S. clinical trials, conducting additional research and development of HemoTech as Phase I U. S. clinical trials progress, and paying for operational and overhead costs that will be incurred during Phase I U.S. trials, we will need to raise additional capital. It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings. There can be no assurance that we will be able to secure additional financing or obtain favorable terms on such financing if it is available.

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

We intend to protect our intellectual property through patents and trademarks. The patent positions of biotechnology companies generally are highly uncertain and involve complex legal and factual questions that will determine who has the right to develop a particular product or process. As a result, we cannot predict which of our patent applications will result in the granting of patents or the timing of the granting of the patents. Additionally, many of our competitors have significantly greater capital with which to pursue patent litigation. As of March 24, 2008, we have no threatened or pending intellectual property-related litigations, legal actions, investigations, court challenges, negotiations or similar activities. There can be no assurance that we would have the resources to defend our patents in the face of a lawsuit. Further, we rely on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, there can be no assurance that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. There is also the risk that our employees, consultants, advisors or others will not maintain confidentiality of our trade secrets or proprietary information, or that this information may become known in some other way or be independently developed by our competitors. We may also be exposed to future litigation by third parties based on claims that our patents, products or activities infringe on the intellectual property rights of others or that we have misappropriated the trade secrets of others. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following, any of which could have a material adverse effect on us or cause us to curtail or cease our operations:
•	cease testing, developing, using and commercializing HemoTech;
•	obtain a license from the holder of the infringed intellectual property right, which could also be costly or may not be available on reasonable terms; or
•	reformulate HemoTech, which may be impossible or too costly.

The patents underlying our products, may expire prior to our receipt, if ever, of FDA or foreign approval, to the extent such approval is granted at all.

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

We have filed for a patent for our newly licensed technology from TTUHSC titled Orthogonal Method for the Removal of Transmissible Spongiform Encephalopathy Agents from Biological Fluids (“ORTH Technology”) although there can be no assurance that the patent would be successfully obtained. Our failure to obtain the patent would adversely affect the marketing of any contemplated products and the ability to earn product revenue. In addition, our competitors also may generally be able to get a patent approval before us for comparable technologies.

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

We do not intend to pay cash dividends to our stockholders, so you will not receive any return on your investment in our company prior to selling your interest in HemoBioTech.

We have never paid any dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future. If we determine that we will pay cash dividends to the holders of our common stock, we cannot assure that such cash dividends will be paid on a timely basis. As a result, you will not receive any return on your investment prior to selling your shares in our company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our company.

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

Delaware law does not eliminate a director’s duty of care and this provision has no effect on the availability of equitable remedies such as injunction or rescission based on a director’s breach of the duty of care. In December 2004, we purchased a $5.0 million insurance policy providing coverage for certain liabilities of our officers and directors. In addition, we have entered into separate director and officer indemnification agreements with each of Arthur Bollon, Ghassan Nino, Robert Baron, Bernhard Mittemeyer, Mark Rosenblum and Robert Comer, under which we agreed to indemnify and advance expenses to each of these directors and officers, as the case may be, against any losses arising out of or relating to any actual, alleged or suspected act or failure to act by such person in his capacity as a director, officer, employee or agent of HemoBioTech or any affiliated company, trust, joint venture, corporation, limited liability company or partnership for which such person was acting or had acted as a director, officer, employee or agent at HemoBioTech’s request. Further, in connection with Ghassan Nino’s resignation as an officer of HemoBioTech under an employment separation and release agreement dated as of July 15, 2004, we agreed to indemnify Mr. Nino and his heirs, executors, administrators and assigns, against all losses arising out of any claim made by a third party against Mr. Nino or HemoBioTech as a result of an action taken or not taken by Mr. Nino as an officer of HemoBioTech, so long as such actions or inactions were taken or not taken by Mr. Nino in good faith within the scope of his employment.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. 20,642,125 shares of our common stock are currently outstanding, as of December 31, 2008. In addition, an aggregate of 4,236,447 shares of our common stock may be issued in the future upon exercise of currently outstanding warrants, and 1,668,031 shares of our common stock may be issued in the future upon exercise of stock options or other awards granted and available for grant under our 2003 Stock Option/Stock Issuance Plan.  As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market under Rule 144, and these sales may have a depressive effect on the market for our shares of common stock. In general, a non-affiliates who have held restricted shares for a period of six months may sell our common stock into the market.

Our management and principal stockholders own a substantial amount of our common stock and have effective control of HemoBioTech, which may not always be in the best interests of all of our stockholders.

Our officers, directors and principal stockholders control approximately 63% of our outstanding common stock as of March 24, 2009. If these stockholders act together, they will be capable of controlling our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

We are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, an anti-takeover law enacted in 1988. In general, the law prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. “Business combination” is defined to include mergers, asset sales and certain other transactions resulting in a financial benefit to the stockholders. An “interested stockholder” is defined as a person who together with affiliates and associates, owns (or, within the prior three years, did own) 15% or more of a corporation’s voting stock. As a result of the application of Section 203, our potential acquirers may be discouraged from attempting to effect an acquisition transaction with us, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of such securities at above-market prices under such transaction.

Some provisions of our executive officers’ employment agreements contain obligations of the company to make salary payments.

 In addition, certain provisions contained in the employment agreements with Dr. Bollon, our Chairman, President and Chief Executive Officer, and Mr. Rosenblum, our Chief Financial Officer, obligate us to make certain salary payments including if their employment is terminated without just cause or due to a disability. If Dr. Bollon’s employment is terminated without just cause or as a result of Dr. Bollon’s disability (which means Dr. Bollon’s inability to perform his duties under the agreement for three consecutive months due to injury, illness or disability (mental or physical), as determined by an independent physician selected by Dr. Bollon with our approval), we will be required to pay Dr. Bollon a severance payment equal to his base salary then in effect, payable in monthly installments until the expiration of the remainder of the term of his employment agreement or the expiration of 23 months, whichever is less. Dr. Bollon will be entitled to receive severance payments totaling not less than six months’ of his base salary. Similarly, if Mr. Rosenblum’s employment is terminated without just cause or as a result of Mr. Rosenblum’s disability, we will be required to pay Mr. Rosenblum a severance payment equal to his base salary then in effect, payable in monthly installments until the expiration of the remainder of the term of his employment agreement or the expiration of a fixed number of months, based on the number of years Mr. Rosenblum has been employed by us. Mr. Rosenblum will be entitled to receive severance payments totaling not less than six months’ of his base salary. The foregoing factors, together with the effective control of our outstanding common stock by our officers, directors and principal stockholders, may serve as an incentive for our officers and directors to discourage certain takeover transactions, possibly resulting in the entrenchment of management and consequently reducing the value of our common stock.

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

Our certificate of incorporation also allows our Board of Directors to fix the number of directors in the bylaws.  Cumulative voting in the election of directors is specifically denied in our certificate of incorporation.  The effect of these provisions may be to delay or prevent a tender offer or takeover attempt that a stockholder may determine to be in his or its best interest, including attempts that might result in a premium over the market price for the shares held by the stockholders.

Delaware Anti-Takeover Law.  We are subject to the provisions of Section 203 of the Delaware General Corporation Law concerning corporate takeovers.  This section prevents many Delaware corporations from engaging in a business combination with any interested stockholder, under specified circumstances.  For these purposes, a business combination includes a merger or sale of more than 10% of our assets, and an interested stockholder includes a stockholder who owns 15% or more of our outstanding voting stock, as well as affiliates and associates of these persons.  Under these provisions, this type of business combination is prohibited for three years following the date that the stockholder became an interested stockholder unless:

•	the transaction in which the stockholder became an interested stockholder is approved by the Board of directors prior to the date the interested stockholder attained that status;

•
on consummation of the transaction that resulted in the stockholder’s becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction was commenced, excluding those shares owned by persons who are directors and also officers; or

•
on or subsequent to that date, the business combination is approved by the Board of Directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

Limited Liability and Indemnification.  Our certificate of incorporation eliminates the personal liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law.  This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission.  Our certificate of incorporation requires us to indemnify our directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law.
Under Delaware law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

•
conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

•	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

•
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

ITEM 2.  PROPERTIES

We currently do not own any property. We currently operate out of an approximately 4,000 square foot facility provided to us by Texas Tech under the sponsored research agreement. This facility is located in Lubbock, Texas. In June 2007, we signed a five year lease, which is renewable for approximately 2,000 square feet of office space in Dallas, Texas at the Providence Towers, 5001 Spring Valley Road, Suite 1040 West, Dallas, Texas 75244, which we use as our corporate headquarters.

ITEM 3.  LEGAL PROCEEDINGS

As of March 31, 2009, we are not a party to any material litigation or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol “HMBT.OB.”
The range of high and low bid quotations for our common stock during each quarter of the fiscal years ended December 31, 2008 and 2007 is shown below.  Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs, or commissions.

Years Ended December 31,
	2008		2007
	High	Low	High	Low
First	$ 1.40	$ 0.85	$ 2.05	$ 1.75
Second	$ 1.40	$ 1.00	$ 2.05	$ 1.75
Third	$ 1.00	$ 0.70	$ 1.90	$ 1.63
Fourth	$ 1.03	$ 0.21	$ 1.45	$ 1.30

HOLDERS OF RECORD

As of February 28, 2009, there were approximately 84 holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid dividends on our shares of common stock. We currently intend to retain future earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future. Any future determination as to the payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors including the General Corporation Law of the State of Delaware, which provides that cash dividends are only payable out of retained earnings or if certain minimum ratios of assets to liabilities are satisfied. The declaration of cash dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2008:

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders (1)	1,668,031	$0.88	809,469
Equity compensation plans not approved by security holders	—	—	—
Total	1,668,031	$0.88	809,469
_______________________________
(1) Consists of our 2003 Stock Option/Stock Issuance Plan.

RECENT SALES OF UNREGISTERED SECURITIES

PRIVATE PLACEMENT

During December 2007 the Company circulated a Private Placement Term Sheet and Exhibits (“the 2007 Private Placement”) for the purpose of raising additional capital. Our Private Placement offering of units consisted of one share of HemoBioTech, Inc. common stock (“Share”) and one warrant (Warrant”) to purchase one share of common stock (collectively, the “Unit”) and resulted in raising $1,325,974 in gross proceeds.  The purchase price per Unit was based on the average of the closing price of our common stock on the OTC bulletin Board for the ten trading days immediately preceding the date of the initial closing of the 2007 Private Placement, discounted by 20%. The price was $1.12 per share. Each Warrant is exercisable for the purchase of one share of our common stock at 150% ($1.68) of the per Unit price for a period of five years from the effective registration date of the shares underlying the Warrants. The warrants may be redeemed in whole or in part by the Company, upon 30 day’s written notice, at price of $.01 share, provided the weighted average closing price of the Common Stock exceeds 185% of the per-Unit purchase price for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given and the registration statement for underlying shares is effective. In addition, the Company is obligated to issue warrants to its placement agent in the amount of 30% of the total warrants issued to investors on essentially the same terms; however, these warrants are only callable when the Company provides a notice of redemption and a registration statement for the underlying shares is effective. Accordingly, the Company issued 355,171 warrants to the placement agent. This offering closed on October 31, 2008.

STOCK OPTION GRANTS

The Company granted 461,715 stock options for the year ended December 31, 2008 under its Stock Option/Stock Issuance Plan. Information pertaining to these options is as follows (see also Note F[3] to the accompanying financial statements):

OPTIONS GRANTED IN 2008
MONTH	AMOUNT	OPTION PRICE / RANGE	TERM (IN YEARS)
JAN	150,000	$1.19	10
FEB	----	----	----
MAR	20,000	$1.30 - $1.43	5 - 10
APR	200,000	$1.25	5-10
MAY	----	----	----
JUN	28,000	$1.05 - $1.16	5 - 10
JUL	----	----	----
AUG	----	----	----
SEP	28,000	$1.00 - $1.10	5 - 10
OCT	5,000	$1.75	10
NOV	2,715	$1.60	10
DEC	28,000	$0.73 - $0.80	5 - 10

TOTAL	461,715

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At December 31, 2008, approximately $215,000 remained as available funds at TTUHSC and are included in the company’s prepaid assets.

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

We believe our cash available of $443,000 at December 31, 2008 and the cash generated by our Private Placement offering will not be sufficient to fund our immediate current operations beyond six months. At March 31, 2009, the Company had $130,000 in cash. The Company recently significantly reduced its actual and projected expenses and plans to aggressively manage cash costs. While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. In order to complete our planned operations which includes implementing FDA recommendations necessary for submitting our IND to the FDA, upgrading the production facility, preparation for clinical trials, and the production of HemoTech; collectively at a cost ranging from $5,000,000 to $8,000,000, we will need to raise at least $7 million in the near term, although there can be no assurance that we can meet this timeframe. If we fail to generate enough working capital, either from future equity, or exercise of our Warrants, or revenue, we will have to curtail our planned operations.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $15,323,000 from inception through December 31, 2008, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that there is substantial doubt upon the company’s ability to  continue as a going concern. Management’s plans include continuing to fund  operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

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

The Company has also agreed to issue up to 275,000 additional shares of the Company’s common stock in the event TTUHSC purchases certain equipment used in the HemoTech process. The equipment will be owned by TTUHSC, which will be used to further the development of HemoTech, among other possible research uses and will be charged to research and development expense when purchased. As of March 24, 2009, no such equipment has been purchased by TTUHSC.

The agreement may be terminated by either party by mutual written agreement upon 180 days notice, or by TTUHSC based on certain provisions relating to defaults according to the agreement.

(2) Private Placement:

Beginning December, 2007 through October 31, 2008, we completed our private placement of 1,183,904 units (the “Units”), each consisting of one share of our common stock (our “Common Stock”) and one warrant to purchase our Common Stock (a “Warrant”),  resulting in gross proceeds of $1,326,000 based on a per-Unit price of $1.12.  The Warrants have an exercise price of $1.68.  The Warrants may be redeemed in whole or in part by us, upon 30 days’ written notice, at a price of $.01 per Warrant share, provided the weighted average closing price of our Common Stock exceeds 185% of the per-Unit purchase price for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given, and the registration statement for underlying shares is effective.  Net of expenses, primarily to our financial advisor, we received net proceeds from this private placement of $1,098,000, which will be used for research and development activities, licensing and other general working capital purposes. In addition, 355,171 Warrants will be issued to our placement agent with essentially the same terms as our investor Warrants; however, these Warrants are only callable when we provide a notice of redemption and a registration statement for the underlying shares is effective (see Note G(3) to the Financial Statements).

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

RESEARCH AND DEVELOPMENT

We currently have two licensed technologies, “HemoTech” and “ORTH”. We expect that the remaining production, development, testing and FDA approval of HemoTech, could occur over a period of approximately four years. Our ORTH technology is essentially ready for commercialization during 2009 and requires minimal additional research and development.

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

•
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

Our ORTH technology can be used not only for HemoTech production but also has the potential for generating sublicensing revenue from pharmaceutical, biotechnology and the cosmetic industries. There can be no assurance that regulatory approval, if required, for this product will be obtained on a timely basis.

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through December 31, 2008. To date, our efforts have been principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and Sponsored Research Agreements with TTUHSC, hiring employees and consultants, establishing our Board of Advisors, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2007 the Company upgraded the production facility at Texas Tech University and maintained an animal donor facility. During 2007 we began examining a global strategy to include submission of technical information to the Drug Controller General of India (“DCGI”). We submitted this information in early April 2008 for the purpose of obtaining regulatory authority to conduct clinical trials in India.

Total expenses, and thus our losses, totaled $15,323,000 from October 3, 2001 (inception) through December 31, 2008.

FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

Total expenses, and thus our losses, for the year ended December 31, 2008, were $3,462,000 compared with $3,725,000 for the same period a year ago resulting from lower general and administrative costs more than offsetting higher research and development costs associated with the acquisition of a new technology.

Research and Development expenses were $1,540,000 for the 2008 period, increasing $542,000 from the $998,000 in the same period in 2007 resulting from the non cash acquisition of a new ORTH technology that removes and inactivates infectious agents (which can cause Mad Cow disease) and viruses valued at $655,000 (See also Note D of the Company’s Notes to Financial Statements); and from higher costs paid to outside laboratories and consultants. Cash spending related to the Stage IV Sponsored Research Agreement with Texas Tech Health Sciences Center was higher in the current period compared to the same period a year ago due to increased spending related to laboratory upgrades and costs associated with outside laboratory testing.

General and Administrative costs were $1,957,000 for the year ended December 31, 2008, a decrease of $886,000 from the prior year. Significantly lower non cash consulting fees for our financial consultant and lower compensation costs accounted for almost all of the change from 2007 to 2008. The costs related to our financial services agreement were $61,000 for the current year compared to $850,000 in 2007 resulting from both the actual number of shares issued to the financial advisor (221,000 shares as of December 31, 2008) and lower share price and price per share being somewhat lower than the previously estimated number of shares (see Note G (3) to the Financial Statements).

Interest income decreased in the 2008 period due to lower cash balances and lower interest rates. Higher cash balances during the 2007 period resulted from the holders of our Class A Warrants exercising their warrants in 2006.

Liquidity and Capital Resources

During the twelve months ended December 31, 2008, net cash used in operating activities of $1,984,000 compared to $2,766,000 in the same period during 2007. During January, 2007 the company paid TTUHSC approximately $780,000 as an initial payment for its Stage IV Sponsored Research Agreement.  At December 31, 2008, approximately $215,000 of the TTUHSC 2007 payment is included in prepaid expenses on our Balance Sheet. During May 2008, the Company purchased the ORTH technology from TTUHSC at a cost of 500,000 shares of the Company’s common stock valued at $1.29 per share and paid  $10,000 cash for a total of $655,000.

Investing activities during 2007 include the maturation of a $1,000,000 short-term investment made in 2006 and the purchase of a certificate of deposit (restricted cash) in 2007 related to our current lease agreement.

During 2008 the Company closed on our Private Placement offering that was initiated during December, 2007.  The Company received gross proceeds from investors of $534,000 during 2008 and after financing costs the Company received net proceeds of $412,000.

At March 31, 2009, the Company had $130,000 in cash and cash equivalents.. We believe that the cash available will not be sufficient to fund our current operations beyond six months. The Company recently significantly reduced its actual and projected expenses and plans to aggressively manage cash costs. While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. In order to complete our planned operations which includes implementing FDA recommendations necessary for submitting our IND to the FDA, upgrading the production facility, preparation for clinical trials, submitting technical information to the Drug Controller General of India (“DCGI”) for the purpose of obtaining regulatory approval to conduct clinical trials in that country, and the production of HemoTech; collectively at a cost ranging from $5,000,000 to $8,000,000, we will need to raise at least $7 million in the near term, although there can be no assurance that we can meet this timeframe. If we fail to generate enough working capital, either from future equity, or exercise of our Warrants, or revenue, we will have to curtail our planned operations.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $15,323,000 from inception through December 31, 2008, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that the Company may not be able to continue as a going concern. Management’s plans include continuing to fund  operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

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

As of December 31, 2008, we had cash and cash equivalents of $443,000. Declines of interest rates over time will, however, reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

The chief executive officer and the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this annual report (the "Evaluation Date") have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

Management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that as of the Evaluation Date, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at the Evaluation Date.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are a non-accelerated filer and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending December 31, 2009. Although we are working to comply with these requirements, we have limited financial personnel, making compliance with Section 404 – especially with segregation of duty control requirements – very difficult and cost ineffective, if not impossible. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

Please see the discussion of our December 2007 Private Placement that appears under the heading “Recent Developments” in Item 7 of this Annual Report on Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE.

The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2009 annual meeting of stockholders. Certain information with regard to the executive officers of the Company is contained in Item 1 hereof and is incorporated by reference in this Part III.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2009 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2009 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2009 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A for the 2009 annual meeting of stockholders.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.5	Employment Separation and Release Agreement, dated as of July15, 2004, by and between HemoBioTech, Inc. and Ghassan Nino. (1)

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.6	Form of Director and Officer Indemnification Agreements with each of Arthur Bollon, Ghassan Nino, Walter Haeussler, Robert Baron, Bernhard Mittemeyer, Mark Rosenblum and Robert Comer. (1)

10.7	Stockholders Agreement, dated as of October 31, 2003, by and among HemoBioTech, Inc., Arthur Bollon, Ghassan Nino, Nino Partners, LLC and the other stockholders named therein. (1)

10.8	Service Agreements, dated November 23, 2004, by and between HemoBioTech, Inc. and JPM-CEO Partners, Ltd. (1)

10.9	Sponsored Research Agreement, dated July 18, 2002, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

+10.10	Stage II Sponsored Research Agreement, dated December 13, 2004, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

10.11	License Agreement, dated January 22, 2002, by and between HemoBioTech, Inc. and Texas Tech University System. (3)

+10.12	Letter Agreement, dated May 14, 2004, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

10.13	Consulting Agreement, dated October 14, 2004, by and between HemoBioTech, Inc. and Larry Helson. (1)

10.14	Service Agreement, dated as of May 25, 2004, by and between HemoBioTech, Inc. and BioLink Life Sciences, Inc. (1)

10.15	Employment Agreement, dated April 1, 2005, by and between HemoBioTech, Inc. and Mark J. Rosenblum. (2)

++10.16	Stage III Sponsored Research Agreement, effective as of January 1, 2006, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (5)

++10.17	Advisory agreement dated July 13, 2005 by and between HemoBioTech and Dr. Jan Simoni. (4)

++10.18	Stage IV Sponsored Research Agreement, effective as of January 1, 2007, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center.

10.19	Form of Subscription Agreement

10.20	Form of Registration Rights Agreement

10.21	Modification, Settlement and Release Agreement dated March 4, 2009 by and between Mark J. Rosenblum and HemoBioTech, Inc.(6)
21.1	Subsidiaries of HemoBioTech, Inc. (1)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

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

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on January 20, 2006.

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2009.

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

Dated: April 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ ARTHUR P. BOLLON, PH.D.	Chairman of the Board, President	April 15, 2009
Arthur P. Bollon, Ph.D.	and Chief Executive Officer

/s/ MARK J. ROSENBLUM	Chief Financial Officer and	April 15, 2009
Mark J. Rosenblum	Secretary

/s/ ROBERT BARON	Director	April 15, 2009
Robert Baron

/s/ ROBERT COMER	Director	April 15, 2009
Robert Comer

/s/ BERNHARD MITTEMEYER, M.D.	Director	April 15, 2009
Bernhard Mittemeyer, M.D.

/s/ GHASSAN NINO, C.P.A, CMA	Director	April 15, 2009
Ghassan Nino, C.P.A, CMA

/s/ ROBERT E. DRAGOO, JR.	Director	April 15, 2009
Robert E. Dragoo, Jr.

HEMOBIOTECH, INC.

 (A DEVELOPMENT STAGE COMPANY)
TABLE OF CONTENTS
ITEM	PAGE
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets December 31, 2008 and December 31, 2007	F-3

Statements of Operations, for the Years ended December 31, 2008 and 2007, and the cumulative period from October 3, 2001 (inception) through December 31, 2008	F-4

Statements of changes in Shareholders' Equity (Capital Deficiency),for the period from October 3, 2001 (inception), through December 31, 2002 and for each of the years in the five-year period ended December 31, 2008
F-5

Statements of Cash Flows, for the Years ended December 31, 2008 and 2007, and the cumulative period from October 3, 2001 (inception) through December 31, 2008	F-9

Notes to Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
HemoBioTech, Inc.

We have audited the accompanying balance sheets of HemoBioTech, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity (capital deficiency) and cash flows for each of the two years then ended and for the period from October 3, 2001 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of HemoBioTech, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years then ended, and for the period from October 3, 2001 (inception) through December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations, has had no revenue, has limited resources available to fund current operations and will require additional financing to continue to fund its research and developments activities.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eisner LLP
New York, New York
April 15, 2009

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2008

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$443,000	$2,015,000
Prepaid Expenses	294,000	521,000
Total current assets	$737,000	$2,536,000
Equipment, net	41,000	50,000
Restricted cash	55,000	55,000
Total Assets	$833,000	$2,641,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$389,000	$254,000
Total current liabilities	$389,000	$254,000
Deferred rent	$38,000	$43,000

STOCKHOLDERS’ EQUITY
Common stock ----- $.001 par value 55,000,000 shares authorized;
20,642,125 in 2008 and 19,144,007 in 2007 (includes 779,000 shares subject to forfeiture in both years) shares issued and outstanding	$21,000	$19,000
Additional paid-in capital	15,838,000	14,186,000
Treasury stock, at cost (130,334 shares in 2008 and none in 2007)	(130,000)	-
Deficit accumulated during the development stage	(15,323,000)	(11,861,000)
Total Equity	$406,000	$2,344,000
	$833,000	$2,641,000

[See accompanying notes to financial statements]

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,		CUMULATIVE FROM OCTOBER 3, 2001 THROUGH
	2008	2007	December 31, 2008
Revenue	$-	$-	$-
Operating expenses:
Research and development	1,540,000	998,000	3,785,000
General and administrative	1,957,000	2,843,000	9,786,000
Other (income) expenses:
Interest expense	-	1,000	2,111,000
Interest income	(35,000)	(117,000)	(359,000)
Net Loss	$(3,462,000)	$(3,725,000)	$(15,323,000)

Basic and diluted loss per share common share	$(0.18)	$(0.22)

Weighted average number of shares outstanding --- basic and diluted	19,036,000	17,090,000

[See accompanying notes to financial statements]

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY) – NOTE F
Statements of Changes in Stockholders’ Equity (Capital Deficiency)	Common Shares	Amount	Additional Paid-In Capital	Treasury Stock	Note Receivable Placement Agreement	Unearned Compensation	Deficit Accumulated During the Development Stage	Total
Issuance of shares to Texas Tech University Health Service Center (January 22, 2002) ($.001)	678,820		$--		--	--		$1,000
		1,000
Issuance of shares to Ghassan Nino (January 30, 2002 ($.001)	1,086,113	1,000	1,000					2,000
Estimated fair value of stock granted for services (January 30, 2002) ($.001)	217,223		1,000					1,000
Issuance of shares to Ghassan Nino (January 31, 2002) ($.001)	2,715,280	3,000	2,000					5,000
Issuance of shares to Marlin and Evilene Nino (February 07, 2002) ($.001)	678,820	1,000						1,000
Net loss for the year							(235,000)	(235,000)
Balance- December 31, 2002	5,376,256	$6,000	$4,000				(235,000)	$(225,000)
Estimated fair value of options granted to Board of Advisors			-					-
Issuance of shares to Munir Nino (January 20, 2003) ($.001)	217,224
Estimated fair value of stock granted for compensation (April 8, 2003) ($.001)	977,502	1,000	1,000					2,000
Estimated fair value of stock granted for services (April 14, 2003) ($.001)	217,223		1,000					1,000
Issuance of shares to Evilene Nino (October 31, 2003) ($.001)	108,613
Expenses paid by stockholder			10,000					10,000
Net loss for the year							(617,000)	(617,000)
Balance – December 31, 2003	6,896,818	$7,000	$16,000				(852,000)	$(829,000)
Contribution of note and related interest (July 15, 2004)			155,000					155,000
Contribution of deferred salary (July 15, 2004)			564,000					564,000
Expenses paid by stockholder			4,000					4,000

Estimated fair value of shares to Texas Tech University Health Service Center (May 22, 2004) ($.85)	135,765		115,000				115,000
Return of shares (July 15, 2004) Note F[4]	(1,086,113)	(1,000)	1,000				-
Shares issued to placement agent (August 19, 2004) (Note H)	1,500,000	2,000	13,000	$(15,000)			-
Issuance of shares and warrants in Private Placement net of expenses of $528,000 (October 13, 2004 and October 27, 2004)	2,647,080	2,000	2,575,000				2,577,000
Contribution of Salary (October 13, 2004)			11,000				11,000
Contribution of notes and related interest (October 13, 2004)			125,000				125,000
Unearned compensation			13,000		$(13,000)		-
Estimated fair value of vested options granted to Board of Advisors			22,000				22,000
Collection of note (October 13, 2004)				15,000			15,000
Valuation of placement agent’s warrants and shares attributable to debt (see F[3])			803,000				803,000
Net loss for the year						(1,259,000)	(1,259,000)
Balance – December 31, 2004	10,093,550	$10,000	$4,417,000	$-	$(13,000)	(2,111,000)	$2,303,000
Amortization				-	6,000	-	6,000
Estimated fair value of options vested issued to Board of Advisors			25,000				25,000
Estimated fair value of options issued to Advisor – July 13, 2005			109,000				109,000
Estimated fair value of warrants issued to consultant – July 28, 2005			27,000				27,000
Estimated fair value of warrants issued to consultant – September 13, 2005			7,000				7,000
Conversion of promissory notes into Common Stock net of unamortized discount of $58,000 (at a conversion price of $1.06 per share) – August 17, 2005	765,132	1,000	752,000				753,000
Conversion of promissory notes into Common Stock net of unamortized discount of $7,000 (at a conversion price of $1.06 per share) – September 16, 2005	205,451	-	211,000				211,000

Conversion of promissory notes into Common Stock net of unamortized discount of $1,000 (at a conversion price of $1.06 per share) – October 21, 2005	66,122	-	69,000				69,000
Conversion of promissory notes into Common Stock (at a conversion price of $1.06 per share) – October 27, 2005	507,785	1,000	538,000				539,000
Net Loss for the year						(3,454,000)	(3,454,000)
Balance – December 31, 2005	11,638,040	$12,000	$6,155,000	$-	$(7,000)	(5,565,000)	$595,000
Elimination of unvested compensation			(7,000)		7,000
Stock based compensation – board of advisors and consultant			110,000				110,000
Stock based compensation – employees and directors			178,000				178,000
Conversion of promissory notes into Common Stock -March, 2006	128,264		251,000				251,000
Conversion of promissory notes into Common Stock – April, 2006	14,548		35,000				35,000
Exercise of warrants, net of expenses of $99,000 – January, 2006	1,868,544	2,000	1,880,000				1,882,000
Exercise of warrants, net of expenses of $1,000 – February, 2006	9,412		8,000				8,000
Exercise of warrants, net of expenses of $19,000 – April, 2006	355,885		358,000				358,000
Exercise of warrants, net of expenses of $5,000 - May, 2006	97,118		98,000				98,000
Exercise of warrants, net of expenses of $28,000 – June, 2006	534,652	1,000	537,000				538,000
Exercise of warrants, net of expenses of $121,000 – July, 2006	2,290,424	2,000	2,304,000				2,306,000
Shares issued to financial advisor (September 12, 2006) See Note I[3]	1,500,000	2,000	298,000				300,000
Net Loss for the year						(2,571,000)	(2,571,000)
Balance – December 31, 2006	18,436,887	$19,000	$12,205,000	-	-	(8,136,000)	$4,088,000
Net Loss for the period						(3,725,000)	(3,725,000)
Stock based compensation – board of advisors and consultant			107,000				107,000
Stock based compensation – employees and directors			276,000				276,000

			855,000					855,000
Stock based compensation relating to shares issued to financial advisor
Estimated fair value of warrants issued to consultant – October 1, 2007			57,000					57,000
Issuance of shares and warrants in Private Placement net of expenses of $106,000 (December 31, 2007)	707,120	-	686,000					686,000
Balance – December 31, 2007	19,144,007	$19,000	$14,186,000			-	(11,861,000)	$2,344,000
Net Loss for the period							(3,462,000)	(3,462,000)
Stock based compensation-board of advisors and consultants			156,000					156,000
Stock based compensation -employees and directors			249,000					249,000
Stock based compensation relating to shares issued to financial advisor (September 12, 2006) See Note G[3]			61,000					61,000
Issuance of shares and warrants in Private Placement net of expenses of approximately $122,000 (approximately $72,000 to a shareholder of the Company)(March&June2008)	476,784		412,000					412,000
Shares Issued to Texas Tech University at a market price of $1.29 per share (May 1, 2008)	500,000	1,000	644,000					645,000

Shares returned to treasury by officer	(130,334)			(130,000)				(130,000)
Exercise of stock options See Note F[6 ],October,2008	651,668	1,000	130,000					131,000
Balance- December 31, 2008	20,642,125	$21,000	$15,838,000	(130,000)	-	-	(15,323,000)	$406,000

[See accompanying notes to financial statements]

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
			OCTOBER 3, 2001
	(INCEPTION)
	THROUGH	YEARS ENDED
	2008	2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,462,000)	$(3,725,000)	$(15,323,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Estimated fair value of options, warrants and compensatory stock	466,000	1,295,000	2,675,000
Conversion charge – interest expense	-	-	43,000
Notes issued for services – related party	-	-	354,000
Expenses paid by stockholder	-	-	14,000
Amortization of deferred financing costs	-	-	1,023,000
Amortization of debt discount	-	-	789,000
Depreciation	9,000	5,000	19,000
Deferred Rent	(5,000)	43,000	38,000
Contribution of salary	-	-	11,000
Research and Development-Purchase of a new technology	645,000		645,000
Changes in:
Accounts payable and accrued expenses	136,000	83,000	1,102,000
Accrued interest	-	-	139,000
Prepaid expenses	227,000	(467,000)	(293,000)
Net cash used in operating activities	$(1,984,000)	$(2,766,000)	$(8,764,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/(Purchase) of Short-Term Investments	$-	$945,000	$(55,000)
Purchase of property and equipment	$-	$(43,000)	$(59,000)
Net cash ( used in) /provided by investing activities	$-	$902,000	$(114,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceed from issuance of common stock and debt	412,000	686,000	4,865,000
Payment of Notes	-	-	(734,000)
Exercise of warrants, net	-	-	5,190,000
Net cash provided by financing activities	412,000	686,000	9,321,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,572,000)	(1,178,000)	443,000
Cash and cash equivalents – beginning of period	2,015,000	3,193,000
CASH AND CASH EQUIVALENTS – END OF PERIOD	$443,000	$2,015,000	$443,000
SUPPLEMENTARY CASH FLOW INFORMATION
Interest Paid	$-	$2,000	$112,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued salary exchanged for Note	-	-	$150,000
Employees / stockholders contribution of salary	-	-	$564,000
Stockholders contribution of convertible note payable	-	-	$280,000
and related interest
Conversion of carrying value of convertible notes payable and accrued interest of $18,000 (2006) and $97,000 (2005) into common stock	-	-	$1,815,000
Issuance of Shares for acquisition of new technology	$645,000	-	$645,000
Shares Returned to Treasury by Officer	$130,000		$130,000
Cashless exercise of stock options	$131,000		$131,000
[See accompanying notes to financial statements]

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

NOTE B - BASIS OF PRESENTATION

The Company has incurred cumulative losses of $15,323,000 through the year ended December 31, 2008, and has been dependent on funding operations through the private sale of convertible debt and equity securities. At December 31, 2008, the Company had $443,000 in cash and cash equivalents. Management believes that current cash resources and cash received subsequent to the balance sheet date will not be sufficient to fund operations for the next twelve months. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. See also Footnotes H(3) .

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $15,323,000 from inception through December 31, 2008, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that there is substantial doubt upon the company’s ability to  continue as a going concern. Management’s plans include continuing to fund  operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses. .

At December 31, 2008, the Company had $443,000 in cash and cash equivalents. As discussed in Note F, during the period January 1, 2008 through December 31, 2008, the Company received net proceeds of $412,000 through the Private Placement of equity securities. The accompanying financial statements do not include any adjustment that might be necessary if sufficient additional funding is not received so that the Company can continue its operations.  While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures.

All amounts have been rounded to the nearest thousand.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) RESEARCH AND DEVELOPMENT:

Research and development costs are charged to expense as incurred. Costs include the amortization of payments made to TTUHSC for the Sponsored Research Agreement, spending with outside laboratories and consultants, and purchase of equipment related to our research and development efforts and the purchase of certain technology from TTUHSC titled Orthogonal Method for the Removal of Transmissible Spongiform Encephalopathy Agents from Biological Fluids (“ORTH Technology”) during May, 2008. See also Note D – “Agreements with TTUHSC”

(2) LOSS PER COMMON SHARE:

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

	2008	2007
Stock Options	1,668,031	1,886,990
Warrants	4,236,447	3,481,628
Common shares subject to forfeiture(1)	779,000	1,000,000
Total	6,683,478	6,368,618

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

(5) RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the "GAAP hierarchy"). SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative. The effective date for SFAS No. 162 is 60 days following the Security and Exchange Commission's approval of the Public Company Accounting Oversight Board's  amendments to AU 411 “The meaning of present fairly in conformity with generally accepted accounting principles”. The adoption of SFAS No. 162 did not have a material impact on our financial statements and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets required, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations.  SFAS No. 141R is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  This statement will have no material effect on our financial position or results of operations, although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

(6) CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

The Company considered all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.  Restricted cash represents $55,000 of cash invested in a certificate of deposit which the Company is obligated to hold under the terms of their lease agreement.

(7) INCOME TAXES:

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

We recognize interest and penalties related to uncertain tax positions in general and administrative expense.  As of December 31, 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions. At December 31, 2008, we had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that more likely than not to be realized

The tax years 2004 through 2008 remain open to examination by the major tax jurisdictions to which we are subject.

NOTE D - AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SCIENCES CENTER ("TTUHSC")

On January 22, 2002, the Company entered into an exclusive license agreement with TTUHSC with respect to receiving certain patented rights.  The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  These shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  The Company has agreed to reimburse TTUHSC for all intellectual property protection costs and patent maintenance fees.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations. In addition, subject to obtaining FDA approval of a blood substitute product, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  As of December 31, 2008, such approval had not been obtained.  Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006.  In December 2004, the Company paid a fee of approximately $231,000 to fund the next phase of its research under the SRA through December 31, 2005.

 In January 2006, the Company entered into a Stage III SRA with TTUHSC for the period January 1, 2006, to December 31, 2006.  In connection therewith, the Company made an initial payment of approximately $287,000 which was amortized during 2006.

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations as incurred based on monthly reporting to the Company by TTUHSC.  As of December 31, 2008, approximately $215,000 is included in prepaid expenses on the accompanying balance sheet. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.

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

The Company has also agreed to issue up to 275,000 additional shares of the Company’s common stock in the event TTUHSC purchases certain equipment used in the HemoTech process. The equipment will be owned by TTUHSC, will be used to further the development of HemoTech, and will be charged to research and development expense when purchased.  As of December 31, 2008, no such equipment has been purchased by TTUHSC.

The agreement may be terminated by either party by mutual written agreement upon 180 days notice, or by TTUHSC based on certain provisions relating to defaults according to the agreement.

The Sponsored Research Agreements may be terminated by either party on 90 days written notice.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,

	2008	2007

Professional Fees	$265,000	$188,000
Liquidated Damages	38,000	38,000
Other	$86,000	$28,000
Total	$389,000	$254,000

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

For the twelve months ended December 31, 2008, the Company raised additional funds associated with its December 2007 Private Placement consisting of gross proceeds of $534,000 at the per unit selling price of $1.12.  As a result, 476,784 shares of our common stock were issued along with warrant agreements for the issuance of 476,784 additional shares upon exercise of the warrants at an exercise price of $1.68.  Net of expenses, including $72,000 to a significant shareholder, the Company received net proceeds of $412,000.  In addition, 143,035 warrants were issued to our placement agent, who is also a shareholder of the Company. The warrants were valued using the Black-Scholes stock option valuation model and totaled $301,000 and $90,000 for the investors and placement agents respectively.

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

Convertible notes payable	$31,000
Common stock	$31,000
Stock Warrants	$38,000
Total	$100,000

Based on the allocation of the relative fair values to the components of the 2004 Private Placement offering, the debt discount was calculated to be $855,000, which was amortized as expense to interest expense over the term of the notes.

The Company agreed to file a registration statement within 60 days of final closing of the 2004 Private Placement and to use commercially reasonable efforts to cause the registration statement to be effective within 120 days of final closing.  In the event the registration statement was not filed and declared effective within the required time, the Company would incur liquidated damages of 2% per month based on the subscription amount of each purchaser in the Company October 2004 Private Placement. In connection therewith, during 2005, the Company incurred liquidating damages aggregating approximately $48,000. As of December 31, 2008, the Company owes $38,000 of such damages. (See Note E).

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

(3) STOCK WARRANTS:

In connection with the 2007 Private Placement, through December 31, 2008 the Company issued 1,183,904 Class A warrants to investors exercisable at $1.68 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants are subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equaled or exceeded $2.07 for a period of at least 20 consecutive trading days at a redemption price of $.01 per warrant.

In addition, the Company issued to its placement agent warrants totaling 30% of the total warrants issued to investors. Accordingly, the Company issued 355,171 warrants to the placement agent through December 31, 2008.

During the fourth quarter 2007, the Company granted 120,000 warrants to a service provider as compensation.  The warrants vest over a nine month period.  In connection therewith, the Company valued 90,000 vested warrants using the Black-Scholes option pricing model  and recorded a compensation charge of $57,000..

In May 2008, the Company granted 135,000 warrants at prices ranging from $1.60 to $2.50 to two service providers as compensation.  These warrants vest over nine months beginning in November 2008. General and administrative expenses was charged $37,000 in 2008 related to these  warrants.

  The following assumptions were used for all compensatory warrants issued to service providers:

	December 31,
	2008	2007

Range of Exercise Price	$1.00-$2.50	$1.90
Maturity	5 Years	5 Years
Risk Free Interest Rate	3.22%-4.0%	3.50%-4.0%
Volatility	80%	80%

At December 31, 2008, the Company had the following warrants outstanding:

	Exercise Price	Expiration Date	Number of Shares Reserved
Placement Agent – 2004	$0.90	May 13, 2010	2,382,372
Other	$1.00	July 28, 2009	50,000
Other	$1.06	September 13, 2009	10,000
Other	$1.90	September 28, 2011	120,000	(1)
Class A- 2007	$1.68	December 30, 2013	1,183,904	(2)
Placement Agent – 2007	$1.68	December 30, 2013	355,171
Other	$1.60-$2.50	May, 2013	135,000
Total			4,236,447

(1)	Subject to vesting.
(2)	Subject to redemption (see Note F(1)).

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

(6) STOCK OPTION/STOCK ISSUANCE PLAN:

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

Additional information on shares subject to options is as follows:

At December 31, 2008, 780,463 options were available for grant under the Plan. The following tables present information relating to stock options under the Plan as of December 31, 2008.

	2008			2007

		Aggregate Intrinsic Value	Weighted Average Exercise Price
	Shares			Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price

Options outstanding at beginning of period	1,886,990	-	$ 0.88	1,669,275		$ 0.41
Granted during the period	461,715	-	$ 1.18	217,715	-	$ 1.87
Options Exercised during the period	651,668		$ .20
Options Cancelled during the period	29,006		$ 1.06
Options outstanding at end of period	1,668,031	364,389	$ 0.88	1,886,990	1,710,876	$ 0.58
Options exercisable at end of period	1,444,165	353,493	$ 0.84	1,726,306	1,625,611	$ 0.53
Options Not Vested at end of period	223,866	10,896	$ 1.20	160,684	85,265	$ 1.08

Options vested or expected to vest	1,668,031	370,363	$ 0.88	1,886,990	1,710,876	$ 0.58

December 31, 2008

		Options Outstanding		Options Exercisable

Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Yrs	Shares
					Weighted Average Exercise Price
$0.18	662,526	$0.18	5.6	642,715	$0.18
$0.73-$.94	203,645	$0.84	6.3	197,411	$0.84
$1.00-$1.65	566,860	$1.25	7.8	394,461	$1.26
$1.75-2.42	235,000	$2.03	7.8	209,578	$2.04

	1,668,031	$0.88	6.73	1,444,165	$0.83

As of December 31, 2008, 1,444,165 options were fully vested. A summary of the status of the Company’s nonvested options as of December 31, 2008 and changes during the years ended December 31, 2008 and 2007, is presented below.

	2008		2007
	Stock Options	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Grant Date Fair Value
Nonvested at January 1,	160,684	$1.12	273,963	$0.58
Granted through 4th Quarter	461,715	$0.92	217,715	$1.52
Options vested through 4th Qtr	(384,477)	$0.92	(330,994)	$0.94
Options cancelled during 4th Qtr	(14,016)	$-	-	$-
Nonvested at December 31,	223,866	$1.02	160,684	$1.12

The unrecognized compensation cost related to non vested employee and director share-based compensation granted under the Plan for the years ended December 31, 2008 and 2007 were $114,000 and $104,000 respectively. The cost expected to be recognized over a weighted –average period for the years ended December 31, 2008 and 2007 were 1.95 years and 1.88 years respectively.

The weighted-average fair values at date of grant for options granted during the years ended December 31, 2008 and 2007 were 0.92 and $0.94 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2008	2007
Expected life in years	5-10	5-10
Interest rate	1.51%-4.01%	3.97%-5.03%
Volatility	80%-88%	80%
Dividend yield	0%	0%

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

NOTE G – INCOME TAXES

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities.
	2008	2007
Deferred Tax Asset
Net operating loss	$4,256,000	$3,428,000
Stock based compensation	393,000	312,000
Other	297,000	86,000
Research & development credit	126,000	91,000
	$5,072,000	$3,917,000
Valuation Allowance	$(5,072,000)	$(3,917,000)
Net deferred tax asset	(--)	(--)

The deferred tax assets represents the benefits of its net operating loss and certain expenses not currently deductible for tax purposes.  The Company has provided a full valuation allowance for such deferred tax assets due to uncertainty to realize such benefits in the future.

At December 31, 2008 the Company had approximately $12,517,000 and $126,000 in net operating loss and research and development credit carryforwards for federal income tax purposes which expire as follows:

Year	Net Operating Year Losses	Research & Development Credit
2023	$134,000	$0
2024	928,000	11,000
2025	3,424,000	12,000
2026	2,162,000	27,000
2027	3,435,000	41,000
2028	2,434,000	35,000
	$12,517,000	$126,000

The difference between the statutory tax rate of 34% and the company's effective tax rate is primarily due to the increase in the valuation allowance of $1,155,000 (2008) and $1,257,000 (2007) and certain expenses not deductible for tax purposes.

NOTE H  – COMMITMENTS AND OTHER MATTERS

(1) LEASES:

During February 2007 the Company moved into new office space and agreed to a sixty-six month office lease.  The lease agreement includes rent abatement for approximately ten months during 2007 and 2008.  Provisions of the lease include a security deposit of approximately $5,800 and a thirty six month letter of credit in the amount of approximately $55,000.  In addition, if the Company cancels this lease after December, 2010, and prior to its full sixty-six month term, the Company will be obligated to pay a cancellation charge of approximately $46,000. The estimated minimum lease payments for the next five years are:  In 2009 - $66,000; in 2010 - $67,000; in 2011 - $68,000; in 2012 - $70,000 and none thereafter.

(2) CONSULTING AGREEMENTS:

On October 14, 2004, the Company entered into an advisory agreement with a member of our scientific advisory board to receive technical advisory services. The agreement can be terminated by either party on 30 days' written notice. The agreement provides for $1,500 per month and the issuance of an option under the Plan to purchase 15,000 shares of common stock of the Company at an exercise price of $0.85 per share. In addition, at the end of each year of service on the advisory board, the company will grant an additional non-qualified stock option to purchase 5,000 shares of Common Stock at an exercise price equal to the then fair market value of the Common Stock. Such options vest 25% on the first anniversary and then monthly thereafter over a period of thirty six months. During the twelve months ended December 31, 2008 and 2007, $5,000 and $11,000 were charged to operations as stock based compensation respectively.

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of
$0.18, subject to vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $35,000 and $59,000 for the years ended December 31, 2008 and 2007 respectively. As of December 31, 2008, 251,717 options had vested.  The Company will record additional charges as and when the options vest at the then fair value.

On January 16, 2008, the Company granted stock options to two scientific consultants employed by TTUSHC.  Each grant provides for 75,000 non-qualified stock options to purchase shares of the Company’s stock at an exercise price of $1.19 which was the fair market value of the Company’s shares on the grant date.  The options vest 25% immediately and the remaining 75% vest monthly over the next 36 months.  Accordingly, the Company recorded a charge of $68,000 to stock based compensation during the twelve months ended December 31, 2008.

(3) FINANCIAL ADVISOR AGREEMENT:

On September 12, 2006, the Company entered into a three year agreement with its placement agent and financial advisor for consulting services related to corporate finance and other financial services. The financial advisor is also a significant shareholder in the Company. The services shall include assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in the next 18 months from the date of the agreement.   As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The agreement states that 500,000 shares would vest to the consultant on the one year anniversary of the agreement.  Accordingly, on September 12, 2007, 500,000 shares vested to the financial consultant. The remaining 1,000,000 shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria, including assisting the Company in raising additional capital, set forth in the agreement. The December 2007 Private Placement closed on October 31, 2008. As of December 31, 2008, the financial advisor had helped the Company raise approximately $1,326,000.

As of December 31, 2008, the Company has agreed to award the financial advisor approximately 221,000 of the 1,000,000 shares that were subject to forfeiture. In addition, the agreement provides for a fee, paid in shares of the Company’s stock, if the financial advisor acts as a finder or financial consultant in various business transactions in which the Company may be involved such as mergers, acquisitions or joint ventures during the term of the agreement. Accordingly, the Company has recorded $61,000 in charges for the twelve months ended December 31, 2008 for the estimated cost of those financial services and $1,215,000 has been charged to operations since the inception of the agreement. The Company will record an additional expense over the service period related to this stock issuance as and when the performance criteria are met at the then market price of the stock. There are currently no contractual amounts due to the financial advisor.

NOTE I –  SUBSEQUENT EVENT

During January 2009 the Company engaged the advisory services of a consultant for the purpose of assisting with press releases or announcements related to the Company, assist with telephone conferences with investor groups, and provide information in the industry in which the company conducts business. The agreement does not have a termination date and maybe terminated by either party with 30 days written notice.  The consultant was required to sign a confidentiality agreement and was paid 20,000 shares of the Company’s unregistered common stock.  The per share price of the Company’s common stock on the date of the agreement approximated $0.70 per share.

During February 2009 the Company engaged the advisory services of a consultant for the purpose of assisting with short and long term strategic needs of the Company, assist in the development of a business plan, provide general advice and assist in providing the capital structure of the Company, assist with staffing and recruiting, assist the Company in its effort to obtain equity investment and related financing, identify and help negotiate  with potential strategic and joint venture partners, identify and assist  in negotiations with potential acquisition and merger candidates. The agreement is for one year and may be terminated for cause by either party on 60 days written notice. The company has agreed to pay the consultant : (1) 100,000 shares of the Company’s common stock and has agreed to register these shares with the next registration statement of the Company, (2) the Company will provide to the consultant with five year warrants to purchase up to 100,000 shares of the Company’s common stock at $1.50 per share and  100,000 shares of the Company’s common stock at $2.25 per share, the Company has also agreed to reimburse  the consultant on a monthly basis for its reasonable out of pocket expenses not to exceed $4,000 per month. The per share price of the Company’s common stock on the date of the agreement approximated $0.70 per share.

During February 2009 the Company announced that R.E. “Corky” Dragoo, Jr. has joined its Board of Directors. Mr. Dragoo is Executive Assistant to the Chancellor of Texas Tech University and is Director of Policy for Texas Tech University. Mr. Dragoo was formerly Ernst and Young National Director for the energy industry and was a Senior Partner of Ernst and Young’s Center for Business Innovation located in Cambridge, Massachusetts. Mr. Dragoo received 15,000 stock options upon joining our board and will receive compensation of $15,000 per year plus 7,000 options per quarter. All stock options vest immediately. Stock based compensation expense will be recorded in the company’s financial statement beginning March, 2009 using the Black Scholes option pricing model.

During March, 2009 the Company signed a Modification, Settlement and Release Agreement to amend the employment agreement of its Chief Financial officer and Secretary (the “Executive”).  The agreement calls for a lump sum payment to the Executive of $25,000 and 65,000 shares of the Company’s common stock in exchange for a reduction to the  Executive’s salary . If the Executive shall no longer be employed by the Company within one year of the agreement, unless the Company becomes bankrupt,  insolvent or under certain terms of the employment agreement , the Executive would be obligated to refund the $25,000 and forfeit the 65,000 shares. If the company consummates a financing for gross proceeds of at least $3,000,000 within the twelve months following the agreement, the Executives’ salary would revert back to the amount in place prior to the salary reduction. If the company seeks to further reduce the Executives salary the Executive shall not be obligated to make the refund and the forfeiture of the 65,000 shares and the shares will vest immediately as liquidated damages in connection with such further reduction. The per share price of the Company’s common stock on the date of the agreement approximated $0.70 per share. The Company charged $71,000 to operations in 2008 related to this agreement.

During March, 2009 the Company agreed to add a new member to its Scientific Advisory Board. The terms of the agreement call for at least one year of service and may be terminated by either party at any time with 45 days notice. The advisor will provide the company services on technical and medical issues related to company matters. Upon signing the agreement the company granted 100,000 non qualified stock options at an exercise price per share of $0.51. The options will vest 25% immediately and the balance over twelve months. Stock based compensation expense will be recorded in the company’s financial statement beginning March, 2009 using the Black Scholes option pricing model.