Form 10-Q
period 2009-03-31
HEMOBIOTECH, INC.
filed 2009-05-20
CIK 1301348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

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

As of May 7, 2009, the registrant had outstanding 20,735,458 shares of common stock, $0.001 par value per share.

HEMOBIOTECH, INC.
 (a development stage company)

TABLE OF CONTENTS

ITEM	PAGE
PART I – FINANCIAL INFORMATION	4
Item 1. Financial Statements (unaudited)	3
Condensed Balance Sheets	4
Condensed Statements of Operations	5
Condensed Statements of Changes In Stockholders’ Equity	6
Condensed Statements of Cash Flows	8
Notes to Condensed Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Item 3. Quantitative and Qualitative Disclosures About Market Risk	22 29
Item 4T. Controls and Procedures	30
PART II – OTHER INFORMATION	32
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	32
SIGNATURES	33

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission (the "SEC"). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in our Annual Report on Form 10-K, filed with the SEC on April 15, 2009, under the caption "Risk Factors," all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMOBIOTECH, INC.

 (a development stage company)

CONDENSED BALANCE SHEETS

	March 31	December 31,
	2009 (unaudited)	2008 (Derived from audited financial statements)
ASSETS
Current assets:
Cash and cash equivalents	$135,000	$443,000
Prepaid expenses	216,000	294,000
Total current assets	$351,000	$737,000
Equipment, net	39,000	41,000
Restricted cash	55,000	55,000
Total Assets	$445,000	$833,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$259,000	$389,000
Total current liabilities	$259,000	$389,000
Deferred Rent	$43,000	$38,000
Total Liabilities	$302,000	$427,000

STOCKHOLDERS’ EQUITY Common stock ----- $.001 par value 55,000,000 shares
authorized; 20,735,458 as of March 31, 2009 and 20,642,125 at December 31, 2008 (includes 779,000 shares subject to forfeiture) shares issued and outstanding	$21,000	$21,000
Additional paid-in capital	16,037,000	15,838,000
Treasury stock, at (130,334 shares at March 31, 2009 and December 31, 2008)	(130,000)	(130,000)
Deficit accumulated during the development stage	(15,785,000)	(15,323,000)
Total Equity	$143,000	$406,000
	$445,000	$833,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	THREE MONTHS ENDED				October 3, 2001
					(INCEPTION)
	March 31				THROUGH
					March 31
	2009		2008		2009
Revenue		$-		$-	$-
Operating expense	$		$		$
Research and development		77,000		232,000	3,862,000
General and administrative		388,000		523,000	10,174,000
Other (income) expense
Interest expense		-		-	2,111,000
Interest income		(3,000)		(18,000)	(362,000)
Net loss		$(462,000)		$(737,000)	$(15,785,000)

Basic and diluted loss per common share		$(0.02)		$(0.04)

Weighed average number of shares outstanding -- basic and diluted		19,906,754		18,197,068

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Shares		Amount	Additional Paid-In Capital			Deficit Accumulated During the Development Stage		Total

					Treasury Stock
Balance –	20,642,125		21,000	15,838,000			(15,323,000)		406,000
December 31, 2008		$			$(130,000)	$		$
Net Loss for the period							(462,000)		(462,000)
Stock based compensation relating to shares issued to consultants , See Note G[2]	28,333			$20,000					$20,000
Stock based compensation relating to warrants issued to consultant See Note G[2]				$73,000					$73,000
Stock based compensation relating to shares issued to executive of the Company	65,000			$46,000					$46,000
Stock based compensation – board of advisors and consultants				$23,000					$23,000
Stock based compensation – employees and directors				$37,000					$37,000
Balance –	20,735,458			16,037,000			(15,785,000)		143,000
March 31, 2009
(unaudited)			$21,000		(130,000)	$		$

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
						October 3, 2001
		(INCEPTION)
		THROUGH	THREE MONTHS ENDED
		2009		2008		March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
		(462,000)		(737,000)		(15,785,000)
Net Loss	$		$		$
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of options, compensatory stock
and warrants		153,000		183,000		2,828,000
Conversion charge – interest expense		-		-		43,000
Notes issued for services – related party		-		-		354,000
Expenses paid by stockholder		-		-		14,000
Amortization of deferred financing costs		-		-		1,023,000
Amortization of debt discount		-		-		789,000
Depreciation		2,000		2,000		21,000
Deferred Rent		5,000		(6,000)		43,000
Contribution of salary		-		-		11,000
Research and Development - Purchase of new technology						645,000
Changes in:
Accounts payable and accrued expenses		(84,000)		(58,000)		1,018,000
Accrued interest		$-		$-		139,000
Prepaid expenses		78,000		140,000		(215,000)
Net cash used in operating activities		$(308,000)		$(476,000)		(9,072,000)
					$
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/(Purchase) of Short-Term Investments		$-		$-		(55,000)
					$
Purchase of property and equipment		$-		$-		(59,000)
					$
Net cash used in investing activities		$-		$-		(114,000)
					$
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and debt, net of expenses		-		265,000		4,865,000
Payment of Notes		-		-		(734,000)
Exercise of warrants, net		-		-		5,190,000
Net cash provided by financing activities		$-		$265,000		$9,321,000
(DECREASE) / INCREASE IN CASH AND
CASH EQUIVALENTS		(308,000)		(211,000)		135,000
Cash and cash equivalents – beginning of period		443,000		2,015,000		-
CASH AND CASH EQUIVALENTS – END OF PERIOD		$135,000		1,804,000		135,000
			$		$
SUPPLEMENTARY CASH FLOW INFORMATION:

Interest Paid	-	$-		$112,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued salary exchanged for Note	-	-		$150,000
Employees / stockholders contribution of salary	-	-		$564,000
Stockholders contribution of convertible note payable
and related interest	$-	-		$280,000
Conversion of carrying value of convertible notes
payable and accrued interest of $18,000 (2006) and $97,000 (2005) into common stock	$-	$-		1,815,000

			$
Issuance of shares for acquisition of new technology	$-	$-		$645,000
Shares Returned to Treasury by Officer	$-	$-		$130,000
Cashless exercise of stock options	$-	$-		$131,000
Shares issued in settlement of liability	$46,000			$46,000

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

NOTE B - BASIS OF PRESENTATION AND SUBSTANTIAL DOUBT ON GOING CONCERN

The accompanying condensed financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed balance sheet at December 31, 2008 has been derived from audited financial statements.  These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K.  In the opinion of management, this interim information includes all material adjustments which are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2009 interim period are not necessarily indicative of results to be expected for the entire year.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $15,785,000 from inception through March 31, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that there is substantial doubt upon the company’s ability to continue as a going concern. At March 31, 2009, the Company had $135,000 in cash and cash equivalents. Management believes that current cash resources and cash received subsequent to the balance sheet date will not be sufficient to fund operations for the next twelve months. Management’s plans include continuing to fund operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

All amounts have been rounded to the nearest thousand.

NOTE C –  SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES

(1) RESEARCH AND DEVELOPMENT:

Research and development costs are charged to expense as incurred. Costs include the amortization of payments made to TTUHSC for the Sponsored Research Agreement, spending with outside laboratories and consultants.

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

	THREE MONTHS ENDED MARCH 31
	2009	2008
Stock Options	1,818,031	2,056,990
Warrants	4,436,447	3,873,947
Common shares subject to forfeiture(1)	779,000	1,000,000
Total	7,033,478	6,930,937

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

In December 2007, the EITF reached a consensus on EITF No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-1 is effective for us in the first quarter of fiscal 2009. The adoption of EITF 07-1 did not have a material impact on either our financial position or results of operations.

In February 2008, the FASB issued Staff Position 157-2 (“FSP 157-2”).  FASB 157-2 permits delayed adoption of SFAS 157 for certain non-financial assets and liabilities, which are not recognized at fair value on a recurring basis, until fiscal years and interim periods beginning after November 15, 2008. The implementation of this standard did not have an impact on our financial position or results of operation.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets required, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations.  SFAS No. 141R is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  This statement did not have a material effect on our financial position or results of operations, although it may have a material impact on accounting for business combinations in the future which cannot currently be determined.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests” be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity.  All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value.  SFAS No. 160 is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements.  This statement did not have a material effect on our financial position or results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”).  FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 are required to be adopted no later than the periods ending after June 15, 2009.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ended June 30, 2009.  There is no expected impact on the Consolidated Financial Statements.

NOTE D - AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SCIENCES CENTER ("TTUHSC")

On January 22, 2002, the Company entered into an exclusive license agreement with TTUHSC with respect to receiving certain patented rights.  The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  These shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  The Company has agreed to reimburse TTUHSC for all intellectual property protection costs and patent maintenance fees.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations. In addition, subject to obtaining FDA approval of a blood substitute product, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  As of March 31, 2009, such approval had not been obtained.  Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006.  In December 2004, the Company paid a fee of approximately $231,000 to fund the next phase of its research under the SRA through December 31, 2005.

 In January 2006, the Company entered into a Stage III SRA with TTUHSC for the period January 1, 2006, to December 31, 2006.  In connection therewith, the Company made an initial payment of approximately $287,000 which was amortized during 2006.

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations as incurred based on monthly reporting to the Company by TTUHSC.  As of March 31, 2009, approximately $163,000 is included in prepaid expenses on the accompanying balance sheet. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.

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

The Company has also agreed to issue up to 275,000 additional shares of the Company’s common stock in the event TTUHSC purchases certain equipment used in the HemoTech process. The equipment will be owned by TTUHSC, will be used to further the development of HemoTech, and will be charged to research and development expense when purchased.  As of March 31, 2009, no such equipment has been purchased by TTUHSC.

The agreement may be terminated by either party by mutual written agreement upon 180 days notice, or by TTUHSC based on certain provisions relating to defaults according to the agreement.

The Sponsored Research Agreements may be terminated by either party on 90 days written notice.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2009	December 31, 2008

Professional Fees	$168,000	$265,000
Liquidated Damages	38,000	38,000
Other	$53,000	$86,000
Total	$259,000	$389,000

NOTE F - STOCKHOLDERS' EQUITY

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

Convertible notes payable	$ 31,000
Common stock	$ 31,000
Stock Warrants	$ 38,000
Total	$ 100,000

Based on the allocation of the relative fair values to the components of the 2004 Private Placement offering, the debt discount was calculated to be $855,000, which was amortized as expense to interest expense over the term of the notes.

The Company agreed to file a registration statement within 60 days of final closing of the 2004 Private Placement and to use commercially reasonable efforts to cause the registration statement to be effective within 120 days of final closing.  In the event the registration statement was not filed and declared effective within the required time, the Company would incur liquidated damages of 2% per month based on the subscription amount of each purchaser in the Company October 2004 Private Placement. In connection therewith, during 2005, the Company incurred liquidated damages aggregating approximately $48,000. As of March 31, 2009, the Company owes $38,000 of such damages. (See Note E).

During February 2009 the Company engaged the advisory services of a consultant for the purpose of assisting with short and long term strategic needs of the Company, assisting in the development of a business plan, providing general advice and assist in providing the capital structure of the Company and assisting with staffing and recruiting. The consultant will assist the Company in its effort to obtain equity investment and related financing including potential federal funding. The consultant will also identify and help negotiate with potential strategic and joint venture partners, identify and assist in negotiations with potential acquisition and merger candidates and assist in addressing the HIV/AIDS community and potential benefits of HemoTech. The agreement is for one year and may be terminated for cause by either party on 60 days written notice. The company has agreed to pay the consultant 100,000 shares of the Company’s common stock and has agreed to register these shares with the next registration statement of the Company. Additionally the Company will provide to the consultant five year warrants which vested immediately to purchase up to 100,000 shares of the Company’s common stock at $1.50 per share and 100,000 shares of the Company’s common stock at $2.25 per share. The Company has also agreed to reimburse the consultant on a monthly basis for its reasonable out of pocket expenses not to exceed $4,000 per month. The per share price of the Company’s common stock on the date of the agreement was approximately $0.70 per share.

 (2) STOCK WARRANTS:

In connection with the 2007 Private Placement, through the closing, the Company issued 1,183,904 Class A warrants to investors exercisable at $1.68 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants are subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equaled or exceeded $2.07 for a period of at least 20 consecutive trading days at a redemption price of $.01 per warrant.

In addition, the Company issued to its placement agent warrants totaling 30% of the total warrants issued to investors. Accordingly, the Company issued 355,171 warrants to the placement agent as of the closing date of the Private Placement, October 31, 2008.

During the fourth quarter 2007, the Company granted 120,000 warrants to a service provider as compensation. These warrants became fully vested during 2008.  In connection therewith, the Company valued all 120,000 vested warrants using the Black-Scholes option pricing model and recorded a total compensation charge of $83,000 of which $16,000 is for the three months ended March 31, 2008.

In May 2008, the Company granted 135,000 warrants at prices ranging from $1.60 to $2.50 to two service providers as compensation.  These warrants vest over nine months beginning in November 2008. General and administrative expenses were charged $21,000 and $0 for the three months ended March 31, 2009 and 2008, respectively.

The following assumptions were used for all compensatory warrants issued to service providers:

March 31, 2009

Range of Exercise Price	$0.90-$2.50
Maturity	5 Years
Risk Free Interest Rate	1.67%-4.0%
Volatility	80-88%

At March 31, 2009, the Company had the following warrants outstanding:

	Exercise Price	Expiration Date	Number of Shares Reserved
Placement Agent – 2004	$0.90	May 13, 2010	2,382,372
Other	$1.00	July 28, 2009	50,000
Other	$1.06	September 13, 2009	10,000
Other	$1.90	September 28, 2011	120,000(1)
Class A- 2007	$1.68	December 30, 2013	1,183,904(2)
Placement Agent – 2007	$1.68	December 30, 2013	355,171
Other	$1.50-$2.25	March 6, 2014	200,000
Other	$1.60-$2.50	May, 2013	135,000
Total			4,436,447

(1)	Subject to vesting.
(2)	Subject to redemption (see Note F(1)).

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

Additional information on shares subject to options is as follows:

At March 31, 2009, 630,463 options were available for grant under the Plan. The following tables present information relating to stock options under the Plan as of March 31, 2009.

	THREE MONTHS ENDED
	MARCH 31, 2009
	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price
Options outstanding at beginning of period	1,668,031	-	$0.88
Granted during the period	150,000	32,790	$0.49
Options outstanding at end of period	1,818,031	377,304	$0.85
Options exercisable at end of period	1,557,183	357,163	$0.82
Options Not Vested at end of period	260,848	20,141	$1.02

Options vested or expected to vest	1,818,031	377,304	$0.85

March 31, 2009
		Options Outstanding		Options Exercisable
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Yrs	Shares
					Weighted Average Exercise Price
$0.18$-0.33	697,526	$ 0.19	5.6	686,199	$ 0.19
$ 0.51-$.94	318,645	$ 0.73	7.4	242,100	$ 0.80
$1.00-$1.65	566,860	$ 1.25	7.5	413,778	$ 1.26
$1.75-2.42	235,000	$ 2.03	7.5	215,106	$ 2.03

	1,818,031	$ 0.85	6.76	1,557,183	$ 0.82

As of March 31, 2009, 1,557,183 options were fully vested. A summary of the status of the Company’s nonvested options as of March 31, 2009 and changes during the three months ended March 31, 2009 is presented below.

	Stock Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	223,866	$ 1.02
Options granted	150,000	$ 0.41
Options vested	(113,018)	$ 0.59
Nonvested at March 31, 2009	260,848	$ 0.85

The unrecognized compensation cost related to non vested employee and director share-based compensation granted under the Plan for the three months ended March 31, 2009 and 2008 were $92,000 and $90,000 respectively. The cost expected to be recognized over a weighted average period for the three months ended March 31, 2009 and 2008 were 1.85 and 1.79 years respectively. There have been no material forfeitures of stock options for the three months ended March 31, 2009.

The weighted-average fair values at date of grant for options granted during the three months ended March 31, 2009 and 2008 were $0.41 and $0.99 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31,
	2009	2008
Expected life in years	5-10	5-10
Interest rate	1.79%-3.02%	2.51%-3.78%
Volatility	88%	80%
Dividend yield	0%	0%

NOTE G  – COMMITMENTS AND OTHER MATTERS

(1) LEASES:

During February 2007 the Company moved into new office space and agreed to a sixty-six month office lease.  The lease agreement includes rent abatement for approximately ten months during 2007 and 2008.  Provisions of the lease include a security deposit of approximately $5,800 and a thirty six month letter of credit in the amount of approximately $55,000.  In addition, if the Company cancels this lease after December, 2010, and prior to its full sixty-six month term, the Company will be obligated to pay a cancellation charge of approximately $46,000. The estimated minimum lease payments for the next five years are:  In 2009 - $49,000; in 2010 - $67,000; in 2011 - $68,000; in 2012 - $70,000 and none thereafter.

(2) CONSULTING AGREEMENTS:

On October 14, 2004, the Company entered into an advisory agreement with a member of our scientific advisory board to receive technical advisory services. The agreement can be terminated by either party on 30 days' written notice. The agreement provides for $1,500 per month and the issuance of an option under the Plan to purchase 15,000 shares of common stock of the Company at an exercise price of $0.85 per share. In addition, at the end of each year of service on the advisory board, the company will grant an additional non-qualified stock option to purchase 5,000 shares of Common Stock at an exercise price equal to the then fair market value of the Common Stock. Such options vest 25% on the first anniversary and then monthly thereafter over a period of thirty six months. During the three months ended March 31, 2009 and 2008, $1,000 and $2,000 were charged to operations as stock based compensation respectively.

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $6,000 and $10,000 for the three months ended March 31, 2009 and 2008 respectively. As of March 31, 2009, 260,201 options had vested.  The Company will record additional charges as and when the options vest at the then fair value.

On January 16, 2008, the Company granted stock options to two scientific consultants employed by TTUSHC.  Each grant provides for 75,000 non-qualified stock options to purchase shares of the Company’s stock at an exercise price of $1.19 which was the fair market value of the Company’s shares on the grant date.  The options vest 25% immediately and the remaining 75% vest monthly over the next 36 months.  Accordingly, the Company recorded a charge of $5,000 and $43,000 to stock based compensation for the three months ended March 31, 2009 and 2008 respectively.

During January 2009 the Company engaged the advisory services of a consultant for the purpose of assisting with press releases or announcements related to the Company, assist with telephone conferences with investor groups, and provide information in the industry in which the company conducts business. The agreement does not have a termination date and maybe terminated by either party with 30 days written notice.  The consultant was required to sign a confidentiality agreement and during February 2009, was paid 20,000 shares of the Company’s unregistered common stock.  The per share price of the Company’s common stock on the date of the agreement approximated $0.70 per share. Accordingly, the Company recorded a charge of $14,000 to stock based compensation for the three months ended March 31, 2009.

During February 2009 the Company engaged the advisory services of a consultant for the purpose of assisting with short and long term strategic needs of the Company, assist in the development of a business plan, provide general advice and assist in providing the capital structure of the Company, assist with staffing and recruiting. The consultant will assist the Company in its effort to obtain equity investment and related financing including potential federal funding. The consultant will also identify and help negotiate with potential strategic and joint venture partners, identify and assist in negotiations with potential acquisition and merger candidates and assist in addressing the HIV/AIDS community and potential benefits of HemoTech. The agreement is for one year and may be terminated for cause by either party on 60 days written notice. The company has agreed to pay the consultant 100,000 shares of the Company’s common stock and has agreed to register these shares with the next registration statement of the Company. The stock will be issued in twelve equal monthly installments of 8,333 shares per month. The Company issued 8,333 shares in February 2009 and charged operations $6,000 and accrued $6,000 expense for the March vesting of 8,333 shares. Accordingly the Company recorded a charge of $12,000 to stock based compensation for the three months ended March 31, 2009. Additionally the Company will provide to the consultant five year warrants to purchase up to 100,000 shares of the Company’s common stock at $1.50 per share and  100,000 shares of the Company’s common stock at $2.25 per share. The warrants vested 100% on the grant date and were valued using Black Scholes pricing model. Accordingly, the company charged stock based compensation of $73,000 for the three months ended March 31, 2009. The Company has also agreed to reimburse the consultant on a monthly basis for its reasonable out of pocket expenses not to exceed $4,000 per month. The per share price of the Company’s common stock on the date of the agreement approximated $0.70 per share.

During March, 2009 the Company agreed to add a new member to its Scientific Advisory Board. The terms of the agreement call for at least one year of service and may be terminated by either party at any time with 45 days notice. The advisor will provide the company services on technical and medical issues related to the development and use of HemoTech for prevention of HIV and company matters. Upon signing the agreement the company granted 100,000 non qualified stock options at an exercise price per share of $0.51. The options will vest 25% immediately and the balance over twelve months. Stock based compensation expense for the three months ended March 31, 2009 using the Black Scholes option pricing model was $11,000.

(3) FINANCIAL ADVISOR AGREEMENT:

On September 12, 2006, the Company entered into a three year agreement with its placement agent and financial advisor for consulting services related to corporate finance and other financial services. The financial advisor is also a significant shareholder in the Company. The services shall include assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in the next 18 months from the date of the agreement.   As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The agreement states that 500,000 shares would vest to the consultant on the one year anniversary of the agreement.  Accordingly, on September 12, 2007, 500,000 shares vested to the financial consultant. The remaining 1,000,000 shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria, including assisting the Company in raising additional capital, set forth in the agreement. The December 2007 Private Placement closed on October 31, 2008. As of March 31, 2009, the financial advisor had helped the Company raise approximately $1,326,000.

In August 2008, the Company had agreed to award the financial advisor approximately 221,000 of the 1,000,000 shares that were subject to forfeiture Accordingly, the Company recorded $61,000 in charges for the full year 2008 for the cost of those financial services. This offering closed on October 31, 2008. There are currently no contractual amounts due to the financial advisor.

(4) OTHER AGREEMENT

 During March, 2009 the Company signed a Modification, Settlement and Release Agreement to amend the employment agreement of its Chief Financial Officer and Secretary (the “Executive”).  The agreement calls for a lump sum payment to the Executive of $25,000 and 65,000 shares of the Company’s common stock in exchange for a reduction to the Executive’s salary. The per share price of the Company’s common stock on the date of the agreement approximated $0.70 per share. The Company charged $71,000 to operations in 2008 related to this agreement.

NOTE H –  SUBSEQUENT EVENT

On May 6, 2009, the Company received $200,000 from a shareholder of the Company in exchange for 357,142 shares and warrants representing an equal number of shares. The warrants have an exercise price of $0.84 and expire in five years.

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

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations over the period of the research (see Note D to the Condensed Financial Statements). Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets. The SRA IV activities include maintaining the animal facility which houses a controlled herd of Hereford cows needed for the production of HemoTech and assistance in the implementation of FDA recommendations received at a Pre-IND meeting with the FDA in April 2006.  The SRA IV activities also include the manufacture of HemoTech. The product will be made at the production facility at TTUHSC and will be used for pre-clinical and clinical studies upon acceptance of the IND.  The agreement will also involve further research and development with a focus on additional uses of HemoTech and expanded patent protection.

At March 31, 2009, approximately $163,000 remained as available funds at TTUHSC and are included in the company’s prepaid assets.

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

We believe our cash available of $135,000 at March 31, 2009 will not be sufficient to fund our immediate current operations beyond four months. On May 6, 2009, the Company sold 357,142 shares of the Company’s common stock and generated net proceeds of $200,000. On May 15, 2009, the Company had approximately $240,000 in cash and cash equivalents. This cash position will not be sufficient to carry on current operations beyond four months. The Company recently significantly reduced its actual and projected expenses and plans to aggressively manage cash costs. While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. In order to complete our planned operations which includes implementing FDA recommendations necessary for submitting our IND to the FDA, upgrading the production facility, preparation for clinical trials, and the production of HemoTech; collectively at a cost ranging from $5,000,000 to $7,000,000, we will need to raise at least $7 million in the near term, although there can be no assurance that we can meet this timeframe. If we fail to generate enough working capital, either from future equity, or exercise of our Warrants, or revenue, we will have to curtail our planned operations.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $15,785,000 from inception through March 31, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that there is substantial doubt upon the company’s ability to continue as a going concern. Management’s plans include continuing to fund operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

RECENT DEVELOPMENTS

During February 2009 the Company announced that R.E. “Corky” Dragoo, Jr. has joined its Board of Directors. Mr. Dragoo is Executive Assistant to the Chancellor of Texas Tech University and is Director of Policy for Texas Tech University. Mr. Dragoo was formerly Ernst and Young National Director for the energy industry and was a Senior Partner of Ernst and Young’s Center for Business Innovation located in Cambridge, Massachusetts. Mr. Dragoo received 15,000 stock options upon joining our board and will receive compensation of $15,000 per year plus 7,000 options per quarter. All stock options vest immediately. Stock based compensation expense for the three months ended March 31, 2009 using the Black Scholes option pricing model was $11,000.

In February 2009, the Company engaged an advisor who is a major HIV/AIDS advocate to help the company in the development of HemoTech to address the global need for safe blood substitute. About 10% of new HIV/AIDS cases result from HIV contaminated blood. Also, in March 2009, the Company added a new member to its Scientific Advisory Board. The new member is a former U.S. Assistant and Surgeon General with experience in national and global medical needs. Both advisors will help the company in advocating congressional leaders in the need for a safe blood substitute and exploring federal and private funding opportunities.

On March 10, 2009, the Company reported results from the testing of its ORTH technology for the clearance of prions (which can cause mad cow disease) and viruses from biological fluids. Since a component of HemoTech is bovine hemoglobin, it is necessary to have a high clearance of prions and viruses. This analysis was one of the recommendations from the FDA. Our technology resulted in the clearance of prions during the purification process of bovine hemoglobin that was 10-10 which is approximately 100,000 times better than required by the FDA. This ORTH technology could also be used for other products from bovine sources and human plasma. The Company is marketing the ORTH technology for potential sub-licensing clients.

On May 6, 2009, the Company received $200,000 from a significant shareholder of the Company in exchange for 357,142 shares and warrants representing an equal number of shares. The warrants have an exercise price of $0.84 and expire in five years.

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

HemoTech must undergo several major stages of production, development, and clinical testing before being in a position to submit its New Drug Application (“NDA”) to the FDA, as follows:

•	PRODUCTION OF HEMOTECH. In order to produce HemoTech for Phase I U.S. clinical trials, we must complete certain upgrades of the current HemoTech

•	production facilities located at TTUHSC. A portion of these upgrades have been completed during 2006 and through 2007 and were based on recommendations from the FDA.

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

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through March 31, 2009. To date, our efforts have been principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and Sponsored Research Agreements with TTUHSC, hiring employees and consultants, establishing our Board of Advisors, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2007 the Company upgraded the production facility at Texas Tech University and maintained an animal donor facility.

Total expenses, and thus our losses, totaled $15,785,000 from October 3, 2001 (inception) through March 31, 2009.

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Total expenses, and thus our losses, for the three months ended March 31, 2009, were $462,000 compared with $737,000 for the same period a year ago resulting from significantly lower research and development and lower general and administrative costs.

Research and Development expenses were $77,000 for the three months ended March 31, 2009 decreasing $155,000 from the $232,000 in the same period in 2008 resulting from significantly lower spending at TTUHSC and lower outside laboratory and service provider costs.

General and Administrative costs were $388,000 for the three months ended March 31, 2009, a decrease of $135,000 from the prior year resulting from lower overall compensation expenses, legal fees and non cash consulting services related to a financial services agreement.

Liquidity and Capital Resources

During the three months ended March 31, 2009, net cash used in operating activities of $308,000 compared to $476,000 in the same period during 2008 resulting from lower current operating expenses more than offsetting higher cash spending from the accounts payable and accrued expenses.

During 2008 the Company closed on a private placement offering that was initiated during December, 2007 (the “2007 Private Placement”). The 2007 Private Placement closed on October 31, 2008 and the Company received approximately $1,326,000 from the 2007 private placement. The Company received net proceeds from investors of $265,000 during the three months ended March 31, 2008.

On May 6, 2009, the Company received $200,000 from a shareholder of the Company in exchange for 357,142 shares and warrants representing an equal number of shares. The warrants have an exercise price of $0.84 and expire in five years.

On May 15, 2009, the Company had approximately $240,000 in cash and cash equivalents. This cash position will not be sufficient to carry on current operations beyond four months.

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

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $15,785,000 from inception through March 31, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that the Company may not be able to continue as a going concern. Management’s plans include continuing to fund operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

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

As of March 31, 2009, we had cash and cash equivalents of $135,000. Declines of interest rates over time will, however, reduce our interest income.

ITEM 4. CONTROLS AND PROCEDURES

The chief executive officer and the chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e); collectively, "Disclosure Controls") as of the end of the period covered by this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, our Disclosure Controls were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information relating to our company and any consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosure.

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended  March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult.

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

PART II -- OTHER INFORMATION

Items 1A, 3, 4 and 5 are not applicable and have been omitted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2009, the Company sold 120,000 shares of unregistered equity securities to two service providers.

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

HEMOBIOTECH, INC.

Date: May 20, 2009	By:	/s/ ARTHUR P. BOLLON, PH.D.
Arthur P. Bollon, Ph.D.
Chairman of the Board of Directors, President and Chief Executive Officer
Dated: May 20, 2009	By:	/s/ MARK J. ROSENBLUM
Mark J. Rosenblum
Chief Financial Officer and Secretary