Form 10-Q
period 2009-08-17
HEMOBIOTECH, INC.
filed 2009-08-18
CIK 1301348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 18, 2009, the registrant had outstanding 21,192,600 shares of common stock, $0.001 par value per share.

HEMOBIOTECH, INC.
 (a development stage company)

TABLE OF CONTENTS

ITEM	PAGE
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Changes in Stockholders’(Deficiency) Equity	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Item 3. Quantitative and Qualitative Disclosures About Market Risk	13 30
Item 4T. Controls and Procedures	30
PART II – OTHER INFORMATION	33
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	33
Item 6. Exhibits	33
SIGNATURES	34

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMOBIOTECH, INC.

 (a development stage company)

CONDENSED BALANCE SHEETS

	June 30	December 31,
	2009 (unaudited)	2008 (Derived from audited financial statements)
ASSETS
Current assets:
Cash and cash equivalents	$141,000	$443,000
Prepaid expenses	158,000	294,000
Total current assets	$299,000	$737,000
Equipment, net	36,000	41,000
Restricted cash	55,000	55,000
Total Assets	$390,000	$833,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$387,000	$389,000
Total current liabilities	$387,000	$389,000
Deferred Rent	$41,000	$38,000
Total Liabilities	$428,000	$427,000

STOCKHOLDERS’ (DEFICIENCY) EQUITY Common stock ----- $.001 par value 55,000,000 shares
authorized; 21,192,600 as of June 30, 2009 and 20,642,125 at December 31, 2008 (includes 779,000 shares subject to forfeiture) shares issued and outstanding	$21,000	$21,000
Additional paid-in capital	16,358,000	15,838,000
Treasury stock, at (130,334 shares at June 30, 2009 and December 31, 2008)	(130,000)	(130,000)
Deficit accumulated during the development stage	(16,287,000)	(15,323,000)
Total (Deficiency) Equity	$(38,000)	$406,000
	$390,000	$833,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	THREE MONTHS ENDED				SIX MONTHS ENDED				October 3, 2001
									(INCEPTION)
	JUNE 30				JUNE 30				THROUGH
									JUNE 30,
		2009		2008		2009		2008	2009
Revenue		$-		$-		$-		$-	$-
Operating expense	$		$		$		$		$
Research and development		108,000		1,098,000		185,000		1,330,000	3,970,000
General and administrative		394,000		584,000		782,000		1,107,000	10,568,000
Other (income) expense
Interest expense		-		-		-		-	2,111,000
Interest income		-		(8,000)		(3,000)		(26,000)	(362,000)
Net loss		$(502,000)		$(1,674,000)		$(964,000)		$(2,411,000)	$(16,287,000)

Basic and diluted loss per common share		$(0.02)		$(0.09)		$(0.05)		$(0.13)

Weighed average number of shares outstanding -- basic and diluted		20,192,721		18,831,461		20,049,738		18,514,265

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIENCY) EQUITY

	Common Shares		Amount		Additional Paid-In Capital			Deficit Accumulated During the Development Stage		Total

						Treasury Stock
Balance –	20,642,125		21,000		15,838,000			(15,323,000)		406,000
December 31, 2008		$		$		$(130,000)	$		$
Net Loss for the period								(964,000)		(964,000)
Stock based compensation relating to shares and warrants issued to consultants , See Note G[2]	28,333				34,000					34,000
Stock based compensation relating to warrants issued to consultant See Note G[2]					73,000					73,000
Stock based compensation relating to shares issued to executive of the Company	65,000				46,000					46,000
Stock based compensation – board of advisors and consultants					43,000					43,000
Stock based compensation – employees and directors					68,000					68,000
Issuance of shares and warrants in private placement to shareholders of the Company	457,142		-		256,000	-		-		256,000
Balance
June 30, 2009 unaudited	21,192,600		$21,000		$16,358,000	$(130,000)		$(16,287,000)		$(38,000)

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
					October 3, 2001
	(INCEPTION)
	THROUGH	SIX MONTHS ENDED
	2009		2008		June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
	$(964,000)		(2,411,000)		(16,287,000)
Net Loss		$		$
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of options, compensatory stock
and warrants	218,000		323,000		2,893,000
Conversion charge – interest expense	-		-		43,000
Notes issued for services – related party	-		-		354,000
Expenses paid by stockholder	-		-		14,000
Amortization of deferred financing costs	-		-		1,023,000
Amortization of debt discount	-		-		789,000
Depreciation	5,000		5,000		24,000
Deferred Rent	3,000		(8,000)		41,000
Contribution of salary	-		-		11,000
Research and Development - Purchase of new technology			645,000		645,000
Changes in:
Accounts payable and accrued expenses	44,000		(44,000)		1,146,000
Accrued interest	-		-		139,000
Prepaid expenses	136,000		185,000		(157,000)
Net cash used in operating activities	$(558,000)		$(1,305,000)		(9,322,000)
				$
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/(Purchase) of Short-Term Investments	$-		$-		(55,000)
				$
Purchase of property and equipment	$-		$-		(59,000)
				$
Net cash used in investing activities	$-		$-		(114,000)
				$
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and debt, net of expenses	256,000		412,000		5,121,000
Payment of Notes	-		-		(734,000)
Exercise of warrants, net	-		-		5,190,000
Net cash provided by financing activities	$256,000		$412,000		$9,577,000
(DECREASE) / INCREASE IN CASH AND
CASH EQUIVALENTS	(302,000)		(893,000)		141,000
Cash and cash equivalents – beginning of period	443,000		2,015,000		-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$141,000		1,122,000		141,000
		$		$

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest Paid	-	$-		$112,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued salary exchanged for Note	-	-		$150,000
Employees / stockholders contribution of salary	-	-		$564,000
Stockholders contribution of convertible note payable
and related interest	$-	-		$280,000
Conversion of carrying value of convertible notes
payable and accrued interest of $18,000 (2006) and $97,000 (2005) into common stock	$-	$-		1,815,000

			$
Issuance of shares for acquisition of new technology	$-	$-		$645,000
Shares returned to treasury by officer	$-	$-		$130,000
Cashless exercise of stock options	$-	$-		$131,000
Shares issued in settlement of liability	$46,000	-		$46,000

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

NOTE B - BASIS OF PRESENTATION AND SUBSTANTIAL DOUBT ON GOING CONCERN

The accompanying condensed financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed balance sheet at December 31, 2008 has been derived from audited financial statements.  These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K.  In the opinion of management, this interim information includes all material adjustments which are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2009 interim period are not necessarily indicative of results to be expected for the entire year.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $16,287,000 from inception through June 30, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that there is substantial doubt about the company’s ability to continue as a going concern. At June 30, 2009, the Company had $141,000 in cash and cash equivalents. Management believes that current cash resources and cash received subsequent to the balance sheet date will not be sufficient to fund operations beyond two to three months. Management’s plans include continuing to fund operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

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

	SIX MONTHS ENDED JUNE 30,
	2009	2008
Stock Options	1,853,031	2,284,990
Warrants	4,893,589	4,236,447
Common shares subject to forfeiture(1)	779,000	1,000,000
Total	7,525,620	7,521,437

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

(5) RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, the EITF reached a consensus on EITF No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-1. EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-1 was effective for us in the first quarter of fiscal 2009. The adoption of EITF 07-1 did not have a material impact on either our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests” be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity.  All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value.  SFAS No. 160 is effective, on a prospective basis, for us in the fiscal year beginning January 1, 2009.  However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 was effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”).  FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted by the Company on April 1, 2009. These staff positions did not have a material impact on our financial position or results of operations.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009.  The adoption of FAS 157-4 did not have a material impact on financial position or results of our operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial position or results of our operations.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative.  The adoption of this standard is not expected to have a material impact on our financial position or results of our operations.

NOTE D - AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SCIENCES CENTER ("TTUHSC")

On January 22, 2002, the Company entered into an exclusive license agreement with TTUHSC with respect to receiving certain patented rights.  The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  These shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  The Company has agreed to reimburse TTUHSC for all intellectual property protection costs and patent maintenance fees.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations. In addition, subject to obtaining FDA approval of a blood substitute product, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  As of June 30, 2009, such approval had not been obtained.  Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006.  In December 2004, the Company paid a fee of approximately $231,000 to fund the next phase of its research under the SRA through December 31, 2005.

 In January 2006, the Company entered into a Stage III SRA with TTUHSC for the period January 1, 2006, to December 31, 2006.  In connection therewith, the Company made an initial payment of approximately $287,000 which was amortized during 2006.

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations as incurred based on monthly reporting to the Company by TTUHSC.  As of June 30, 2009, approximately $120,000 is included in prepaid expenses on the accompanying balance sheet. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.

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

The Company has also agreed to issue up to 275,000 additional shares of the Company’s common stock in the event TTUHSC purchases certain equipment used in the HemoTech process. The equipment will be owned by TTUHSC, will be used to further the development of HemoTech, and will be charged to research and development expense when purchased.  As of June 30, 2009, no such equipment has been purchased by TTUHSC.

The agreement may be terminated by either party by mutual written agreement upon 180 days notice, or by TTUHSC based on certain provisions relating to defaults according to the agreement.

The Sponsored Research Agreements may be terminated by either party on 90 days written notice.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2009	December 31, 2008

Professional Fees	$252,000	$265,000
Liquidated Damages	38,000	38,000
Other	97,000	86,000
Total	$387,000	$389,000

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

The Company agreed to file a registration statement within 60 days of final closing of the 2004 Private Placement and to use commercially reasonable efforts to cause the registration statement to be effective within 120 days of final closing.  In the event the registration statement was not filed and declared effective within the required time, the Company would incur liquidated damages of 2% per month based on the subscription amount of each purchaser in the Company October 2004 Private Placement. In connection therewith, during 2005, the Company incurred liquidated damages aggregating approximately $48,000. As of June 30, 2009, the Company owes $38,000 of such damages. (See Note E).

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

During the fourth quarter 2007, the Company granted 120,000 warrants to a service provider as compensation. These warrants became fully vested during 2008.  In connection therewith, the Company valued all 120,000 vested warrants using the Black-Scholes option pricing model and recorded a total compensation charge of $83,000 of which $16,000 is for the six months ended June 30, 2008.

In May 2008, the Company granted 135,000 warrants at prices ranging from $1.60 to $2.50 to two service providers as compensation.  These warrants vest over nine months beginning in November 2008. General and administrative expenses were charged $21,000 (of which $7,000 is included in accrued expenses at June 30, 2009) and $0 for the six months ended June 30, 2009 and 2008, respectively.

During the second quarter of 2009, the Company received $256,000 from two shareholders of the Company in exchange for 457,142 shares and warrants representing an equal number of shares.  These warrants are exercisable at $0.84 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants are subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equals or exceeds $1.04 for a period of at least 20 consecutive trading days at a redemption price of $.01 per warrant.

The following assumptions were used for all compensatory warrants issued to service providers:

June 30, 2009

Range of Exercise Price	$0.90-$2.50
Maturity	5 Years
Risk Free Interest Rate	1.67%-4.0%
Volatility	80-88%

At June 30, 2009, the Company had the following warrants outstanding:

	Exercise Price	Expiration Date	Number of Shares Reserved
Placement Agent – 2004	$0.90	May 13, 2010	2,382,372
Other	$1.00	July 28, 2009	50,000
Other	$1.06	September 13, 2009	10,000
Other	$1.90	September 28, 2011	120,000(1)
Class A- 2007	$1.68	December 30, 2013	1,183,904(2)
Placement Agent – 2007	$1.68	December 30, 2013	355,171
Other	$1.50-$2.25	March 6, 2014	200,000
Other	$1.60-$2.50	May, 2013	135,000
Class A- 2009	$0.84	May, 2014	457,142
Total			4,893,589

(1)	Subject to vesting.
(2)	Subject to redemption (see Note F(1)).

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

Additional information on shares subject to options is as follows:

At June 30, 2009, 595,463 options were available for grant under the Plan. The following tables present information relating to stock options under the Plan as of June 30, 2009.

	SIX MONTHS ENDED
	JUNE 30, 2009
	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price
Options outstanding at beginning of period	1,668,031	-	$0.88
Granted during the period	185,000	12,540	$0.50
Options outstanding at end of period	1,853,031	257,675	$0.84
Options exercisable at end of period	1,644,758	254,378	$0.82
Options Not Vested at end of period	208,273	3,297	$1.06

Options vested or expected to vest	1,853,031	257,675	$0.84

June 30, 2009
		Options Outstanding		Options Exercisable
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Yrs	Shares
					Weighted Average Exercise Price
$0.18$-0.33	697,526	$ 0.19	5.3	694,683	$ 0.19
$ 0.51-$.94	353,645	$ 0.73	7.4	297,395	$ 0.75
$1.00-$1.65	566,860	$ 1.25	7.3	433,095	$ 1.26
$1.75-$2.42	235,000	$ 2.03	7.0	219,585	$ 2.03

	1,853,031	$ 0.84	6.57	1,644,758	$ 0.82

As of June 30, 2009, 1,644,758 options were fully vested. A summary of the status of the Company’s nonvested options as of June 30, 2009 and changes during the six months ended June 30, 2009 is presented below.

	Stock Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	223,866	$ 1.02
Options granted	185,000	$ 0.41
Options vested	(200,593)	$ 0.62
Nonvested at June 30, 2009	208,273	$ 0.86

The unrecognized compensation cost related to non vested employee and director share-based compensation granted under the Plan for the six months ended June 30, 2009 and 2008 were $78,000 and $164,000 respectively. The weighted average period for recognizing the cost for the six months ended June 30, 2009 and 2008 were 1.62 and 2.5 years respectively. There have been no material forfeitures of stock options for the six months ended June 30, 2009.

The weighted-average fair values at date of grant for options granted during the six months ended June 30, 2009 and 2008 were $0.41 and $0.95 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30,
	2009	2008
Expected life in years	5-10	5-10
Interest rate	1.79%-3.02%	2.51%-4.03%
Volatility	88%	80%
Dividend yield	0%	0%

NOTE G – COMMITMENTS AND OTHER MATTERS

(1) LEASES:

During February 2007 the Company moved into new office space and agreed to a sixty-six month office lease.  The lease agreement includes rent abatement for approximately ten months during 2007 and 2008.  Provisions of the lease include a security deposit of approximately $5,800 and a thirty six month letter of credit in the amount of approximately $55,000.  In addition, if the Company cancels this lease after December, 2010, and prior to its full sixty-six month term, the Company will be obligated to pay a cancellation charge of approximately $46,000. The estimated minimum lease payments for the next five years are:  In 2009 - $33,000; in 2010 - $67,000; in 2011 - $68,000; in 2012 - $70,000 and none thereafter.

(2) CONSULTING AGREEMENTS:

On October 14, 2004, the Company entered into an advisory agreement with a member of our scientific advisory board to receive technical advisory services. The agreement can be terminated by either party on 30 days' written notice. The agreement provides for $1,500 per month and the issuance of an option under the Plan to purchase 15,000 shares of common stock of the Company at an exercise price of $0.85 per share. In addition, at the end of each year of service on the advisory board, the company will grant an additional non-qualified stock option to purchase 5,000 shares of Common Stock at an exercise price equal to the then fair market value of the Common Stock. Such options vest 25% on the first anniversary and then monthly thereafter over a period of thirty six months. During the six months ended June 30, 2009 and 2008, $2,000 and $2,300 were charged to operations as stock based compensation respectively.

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $10,000 and $19,000 for the six months ended June 30, 2009and 2008 respectively. As of June 30, 2009, 268,685 options had vested.  The Company will record additional charges as and when the options vest at the then fair value.

On January 16, 2008, the Company granted stock options to two scientific consultants employed by TTUSHC.  Each grant provides for 75,000 non-qualified stock options to purchase shares of the Company’s stock at an exercise price of $1.19 which was the fair market value of the Company’s shares on the grant date.  The options vest 25% immediately and the remaining 75% vest monthly over the next 36 months.  Accordingly, the Company recorded a charge of $10,000 and $52,000 to stock based compensation for the six months ended June 30, 2009and 2008 respectively.

During January 2009 the Company engaged the advisory services of a consultant for the purpose of assisting with press releases or announcements related to the Company, assist with telephone conferences with investor groups, and provide information in the industry in which the company conducts business. The agreement does not have a termination date and may be terminated by either party with 30 days written notice.  The consultant was required to sign a confidentiality agreement and during February 2009, was paid 20,000 shares of the Company’s unregistered common stock.  The per share price of the Company’s common stock on the date of the agreement approximated $0.70 per share. Accordingly, the Company recorded a charge of $14,000 to stock based compensation.

During February 2009 the Company engaged the advisory services of a consultant for the purpose of assisting with short and long term strategic needs of the Company, assist in the development of a business plan, provide general advice and assist in providing the capital structure of the Company, assist with staffing and recruiting. The consultant will assist the Company in its effort to obtain equity investment and related financing including potential federal funding. The consultant will also identify and help negotiate with potential strategic and joint venture partners, identify and assist in negotiations with potential acquisition and merger candidates and assist in addressing the HIV/AIDS community and potential benefits of HemoTech. The agreement is for one year and may be terminated for cause by either party on 60 days written notice. The company has agreed to pay the consultant 100,000 shares of the Company’s common stock and has agreed to register these shares with the next registration statement of the Company. The stock will be earned in twelve equal monthly installments of 8,333 shares per month. The Company issued 8,333 shares in February 2009 and charged operations $6,000 and accrued $6,000 expense for the March vesting of 8,333 shares. The Company has not issued any additional shares since February 2009. The Company accrued $23,000 of stock based compensation for the April through June vesting. Accordingly, the Company recorded a charge of $35,000 to stock based compensation for the six months ended June 30, 2009.

Additionally the Company will provide to the consultant warrants to purchase up to 100,000 shares of the Company’s common stock at $1.50 per share and 100,000 shares of the Company’s common stock at $2.25 per share exercisable for five years. The warrants vested 100% on the grant date and were valued using Black Scholes pricing model. Accordingly, the company charged stock based compensation of $73,000 during the first quarter of 2009. The Company has also agreed to reimburse the consultant on a monthly basis for its reasonable out of pocket expenses not to exceed $4,000 per month. The per share price of the Company’s common stock on the date of the agreement approximated $0.70 per share.

During March, 2009 the Company added a new member to its Scientific Advisory Board. The terms of the agreement call for at least one year of service and may be terminated by either party at any time with 45 days notice. The advisor will provide the company services on technical and medical issues related to the development and use of HemoTech for prevention of HIV and company matters. Upon signing the agreement the company granted 100,000 non qualified stock options at an exercise price per share of $0.51. The options will vest 25% immediately and the balance over twelve months. Stock based compensation expense for the six months ended June 30, 2009 using the Black Scholes option pricing model was $21,000.

(3) FINANCIAL ADVISOR AGREEMENT:

On September 12, 2006, the Company entered into a three year agreement with its placement agent and financial advisor for consulting services related to corporate finance and other financial services. The financial advisor is also a significant shareholder in the Company. The services shall include assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in the next 18 months from the date of the agreement.   As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The agreement states that 500,000 shares would vest to the consultant on the one year anniversary of the agreement.  Accordingly, on September 12, 2007, 500,000 shares vested to the financial consultant. The remaining 1,000,000 shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria, including assisting the Company in raising additional capital, set forth in the agreement. The December 2007 Private Placement closed on October 31, 2008 and raised gross proceeds of $1,326,000.

In August 2008, the Company had agreed to award the financial advisor approximately 221,000 of the 1,000,000 shares that were subject to forfeiture. Accordingly, the Company recorded $61,000 in charges for the full year 2008 for the cost of those financial services. This offering closed on October 31, 2008. There are currently no contractual amounts due to the financial advisor.

(4) OTHER AGREEMENT

During March, 2009 the Company signed a Modification, Settlement and Release Agreement to amend the employment agreement of its Chief Financial Officer and Secretary (the “Executive”).  The agreement calls for a lump sum payment to the Executive of $25,000 and 65,000 shares of the Company’s common stock in exchange for a reduction to the Executive’s salary. The per share price of the Company’s common stock on the date of the agreement approximated $0.70 per share (aggregate of $46,000). The Company charged $71,000 to operations in 2008 related to this agreement.

Note H - Events Occurring After Reporting Date

The Company has evaluated events and transactions that occurred between June 30, 2009 and August 18, 2009, which is the date the financial statements were issued.  The Company has determined that there were no such events or transactions that warrant disclosure and recognition in the financial statements.

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

At June 30, 2009, approximately $120,000 remained as available funds at TTUHSC and are included in the company’s prepaid assets.

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

We believe our cash available of $141,000 at June 30, 2009 will not be sufficient to fund our immediate current operations beyond four months. During the current quarter, the Company sold 457,142 shares of the Company’s common stock and generated proceeds of $256,000. On August 7, 2009, the Company had approximately $60,000 in cash and cash equivalents. This cash position will not be sufficient to carry on current operations beyond two to three months. The Company recently significantly reduced its actual and projected expenses and plans to aggressively manage cash costs. While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. In order to complete our planned operations which includes implementing FDA recommendations necessary for submitting our IND to the FDA, upgrading the production facility, preparation for clinical trials, and the production of HemoTech; collectively at a cost ranging from $5,000,000 to $7,000,000, we will need to raise at least $7 million in the near term, although there can be no assurance that we can meet this timeframe. If we fail to generate enough working capital, either from future equity, or exercise of our Warrants, or revenue, we will have to curtail our planned operations.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $16,287,000 from inception through June 30, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that there is substantial doubt upon the company’s ability to continue as a going concern. Management’s plans include continuing to fund operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

RECENT DEVELOPMENTS

During February 2009 the Company announced that R.E. “Corky” Dragoo, Jr. has joined its Board of Directors. Mr. Dragoo is Executive Assistant to the Chancellor of Texas Tech University and is Director of Policy for Texas Tech University. Mr. Dragoo was formerly Ernst and Young National Director for the energy industry and was a Senior Partner of Ernst and Young’s Center for Business Innovation located in Cambridge, Massachusetts. Mr. Dragoo received 15,000 stock options upon joining our board and will receive compensation of $15,000 per year plus 7,000 options per quarter. All stock options vest immediately. Stock based compensation expense for the six months ended June 30, 2009 using the Black Scholes option pricing model was $14,000.

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

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through June 30, 2009. To date, our efforts have been principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and Sponsored Research Agreements with TTUHSC, hiring employees and consultants, establishing our Board of Advisors, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2007 the Company upgraded the production facility at Texas Tech University and maintained an animal donor facility.

Total expenses, and thus our losses, totaled $16,287,000 from October 3, 2001 (inception) through June 30, 2009.

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

Total expenses, and thus our losses, for the three months ended June 30, 2009, were $502,000 compared with $1,674,000 for the same period a year ago resulting from significantly lower research and development and general and administrative costs.

Research and Development expenses were $108,000 for the 2009 period, a decrease of $990,000 compared with the same period in 2008, resulting from the acquisition of a new TSE technology that results in the removal and inactivation of infectious agents (which can cause Mad Cow disease) and viruses valued at $655,000 (See also Note D of the Company’s Notes to Condensed Financial Statements) in 2008, and from significantly lower costs paid to outside laboratories, consultants and Texas Tech University in the current period.  Charges related to the Sponsored Research Agreement with TTUHSC were approximately $100,000 lower resulting from increased spending on laboratory upgrades in 2008 which did not repeat in the current period. Additionally, approximately $270,000 of costs associated with outside laboratories incurred in 2008 did not repeat in the current period.

General and Administrative costs were $394,000 for the three months ended June 30, 2009, compared with $584,000 in the year ago period resulting from lower overall compensation costs including lower cash compensations by approximately $100,000,  stock based compensation of approximately $100,000 and lower office related expenditures including lower investor relations costs collectively offsetted by higher professional fees.   Lower stock based compensation in the current period resulted from both issuing fewer warrants and options and a lower share price in the current period when compared to the prior year.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Total expenses, and thus our losses, for the six months ended June 30, 2009 were $964,000 compared with $2,411,000 for the same period a year ago resulting from both significantly lower research and development costs and general and administrative expenses.

 Research and Development expenses were $185,000 for the 2009 period, decreasing $1,145,000 from the $1,330,000 in the same period in 2008 resulting from the acquisition of a new TSE technology that removes and inactivates infectious agents (which can cause Mad Cow disease) and viruses valued at $655,000 (See also Note D of the Company’s Notes to Condensed Financial Statements) in 2008; and from significantly lower cash spending to  outside laboratories and consultants and lower costs related to our Stage IV Sponsored Research Agreement with Texas Tech Health Sciences Center. Charges related to the Sponsored Research Agreement with TTUHSC were approximately $120,000 lower resulting from increased spending on laboratory upgrades in 2008 which did not repeat in the current period. Additionally, approximately $300,000 of costs associated with outside laboratories incurred in 2008 did not repeat in the current period.

General and Administrative costs were $782,000 for the six months ended June 30, 2009, a decrease of $325,000 from the prior year amount of $1,107,000 resulting from  significantly lower compensation costs of approximately $230,000 and lower professional fees of approximately $100,000. Lower compensation costs included both non cash stock based compensation and reduced salary spending.

 Interest income decreased $23,000 in the 2009 period compared to the prior period due to lower cash balances in the current year.

Liquidity and Capital Resources

During the six months ended June 30, 2009, net cash used in operating activities was $558,000 compared to $1,305,000 in the same period during 2008. This 57% reduction in operating cash spending resulted primarily from lower cash spending related to outside research laboratories and cash compensation costs.   During May 2008, the Company purchased the TSE technology from TTUHSC at a cost of 500,000 shares of the Company’s common stock valued at $1.29 per share and a $10,000 cash cost, a total of $655,000.

During the current period the Company received $256,000 from two shareholders of the Company in exchange for 457,142 common shares and warrants representing an equal number of common shares.  During the 2008 period the Company received gross proceeds from investors of $534,000. After financing costs the Company received net proceeds of $412,000.

On August 7, 2009, the company had approximately $60,000 in cash and cash equivalents. This cash position will not be sufficient to carry on current operations beyond two to three months.

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

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $16,287,000 from inception through June 30, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities.

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

As of June 30, 2009, we had cash and cash equivalents of $141,000. Declines of interest rates over time will, however, reduce our interest income.

ITEM 4T. CONTROLS AND PROCEDURES

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

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended  June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2009, the Company sold 120,000 shares of unregistered equity securities to two service providers.

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

HEMOBIOTECH, INC.

Date: August 18, 2009	By:	/s/ ARTHUR P. BOLLON, PH.D.
Arthur P. Bollon, Ph.D.
Chairman of the Board of Directors, President and Chief Executive Officer
Dated: August 18, 2009	By:	/s/ MARK J. ROSENBLUM
Mark J. Rosenblum
Chief Financial Officer and Secretary