Form 10-Q/A
period 2009-06-30
HEMOBIOTECH, INC.
filed 2009-08-27
CIK 1301348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 (the “Form 10-Q”), originally filed by HemoBioTech, Inc. on August 18, 2009 is being filed solely for the purpose of adding disclosure under "Item 4. Submission of Matters to a Vote of Security Holders" in Part II of the Form 10-Q.

Exhibit 31.1 and Exhibit 31.2 are also filed herewith.

Except as described above, no other changes have been made to this Form 10-Q. This Amendment does not amend, update or change the financial statements or disclosures in the Form 10-Q and does not reflect events occurring after the filing of the Form 10-Q.

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held June 4, 2009, the following matters were submitted to a vote:

1.  The election of the following persons as directors for a one-year term:

Name	Votes For	Votes Withheld
Arthur P. Bollon, Ph.D.	12,820,358	145,947
Ghassan Nino, CPA, CMA	12,820,358	145,947
Robert Comer, CPA, M.B.A	12,820,358	145,947
Robert Baron	12,820,358	145,947
Lt. General Bernhard Mittemeyer, M.D	12,820,358	145,947

2.  The  ratification  of the  appointment  of  Eisner  LLP  as our  independent registered public accounting firm for the fiscal yaer ending December 31, 2009:

Votes For                               Against             Abstain

12,800,426                              165,879              0

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMOBIOTECH, INC.

Date: August 27, 2009	By:	/s/ ARTHUR P. BOLLON, PH.D.
Arthur P. Bollon, Ph.D.
Chairman of the Board of Directors, President and Chief Executive Officer
Dated: August 27, 2009	By:	/s/ MARK J. ROSENBLUM
Mark J. Rosenblum
Chief Financial Officer and Secretary