Form 10-Q
period 2009-09-30
HEMOBIOTECH, INC.
filed 2009-12-03
CIK 1301348

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 24, 2009, the registrant had outstanding 21,192,600 shares of common stock, $0.001 par value per share.

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

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMOBIOTECH, INC.

 (a development stage company)

CONDENSED BALANCE SHEETS

	September 30	December 31,
	2009 (unaudited)	2008 (Derived from audited financial statements)
ASSETS
Current assets:
Cash and cash equivalents	$15,000	$443,000
Prepaid expenses	105,000	294,000
Total current assets	120,000	737,000
Equipment, net	34,000	41,000
Restricted cash	55,000	55,000
Total Assets	$209,000	$833,000

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$544,000	$389,000
Total current liabilities	544,000	389,000
Deferred Rent	39,000	38,000
Total Liabilities	583,000	427,000

STOCKHOLDERS’ (DEFICIENCY) EQUITY Common stock ----- $.001 par value 55,000,000 shares
authorized; 21,192,600 as of September 30, 2009 and 20,642,125 at December 31, 2008 (includes 779,000 shares subject to forfeiture) shares issued and outstanding	21,000	21,000
Additional paid-in capital	16,385,000	15,838,000
Treasury stock, at (130,334 shares at September 30, 2009 and December 31, 2008)	(130,000)	(130,000)
Deficit accumulated during the development stage	(16,650,000)	(15,323,000)
Total (Deficiency) Equity	(374,000)	406,000
	$209,000	$833,000

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF OPERATIONS

 (UNAUDITED)

		THREE MONTHS ENDED				NINE MONTHS ENDED				October 3, 2001
										(INCEPTION)
		SEPTEMBER 30				SEPTEMBER 30				THROUGH
										SEPTEMBER 30,
		2009		2008		2009		2008		2009
Revenue		$-		$-		$-		$-		$-
Operating expense	$		$		$		$		$
Research and development		66,000		276,000		251,000		1,606,000		4,036,000
General and administrative		297,000		365,000		1,079,000		1,472,000		10,865,000
Other (income) expense
Interest expense		-		-		-		-		2,111,000
Interest income		-		(5,000)		(3,000)		(31,000)		(362,000)
Net loss		$(363,000)		$(636,000)		$(1,327,000)		$(3,047,000)		$(16,650,000)

Basic and diluted loss per common share		$(0.02)		$($0.03)		$(0.07)		$(0.16)

Weighed average number of shares outstanding -- basic and diluted		20,413,600		19,341,791		20,169,008		18,716,725

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIENCY) EQUITY

	Common Shares		Amount		Additional Paid-In Capital			Deficit Accumulated During the Development Stage		Total

						Treasury Stock
Balance –	20,642,125		21,000		15,838,000			(15,323,000)		406,000
December 31, 2008		$		$		$(130,000)	$		$
Net Loss for the period								(1,327,000)		(1,327,000)
Stock based compensation relating to shares and warrants issued to consultants , See Note G[2]	28,333				34,000					34,000
Stock based compensation relating to warrants issued to consultant See Note G[2]					73,000					73,000
Stock based compensation relating to shares issued to executive of the Company	65,000				46,000					46,000
Stock based compensation – board of advisors and consultants					55,000					55,000
Stock based compensation – employees and directors					83,000					83,000
Issuance of shares and warrants in private placement to shareholders of the Company ($0.56 per share) See Note F[1]	457,142		-		256,000	-		-		256,000
Balance
September 30, 2009 unaudited	21,192,600		$21,000		$16,385,000	$(130,000)		$(16,650,000)		$(374,000)

See Notes to Condensed Financial Statements.

HEMOBIOTECH, INC.
 (a development stage company)

CONDENSED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
					October 3, 2001
	(INCEPTION)
	THROUGH	NINE MONTHS ENDED
	2009		2008		September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
	$(1,327,000)		(3,047,000)		(16,650,000)
Net Loss		$		$
Adjustments to reconcile net loss to net cash used in
operating activities:
Fair value of options, compensatory stock
and warrants	245,000		393,000		2,920,000
Conversion charge – interest expense	-		-		43,000
Notes issued for services – related party	-		-		354,000
Expenses paid by stockholder	-		-		14,000
Amortization of deferred financing costs	-		-		1,023,000
Amortization of debt discount	-		-		789,000
Depreciation	7,000		7,000		26,000
Deferred Rent	1,000		(9,000)		39,000
Contribution of salary	-		-		11,000
Research and Development - Purchase of new technology			645,000		645,000
Changes in:
Accounts payable and accrued expenses	201,000		34,000		1,303,000
Accrued interest	-		-		139,000
Prepaid expenses	189,000		283,000		(104,000)
Net cash used in operating activities	$(684,000)		$(1,694,000)		(9,448,000)
				$
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/(Purchase) of Short-Term Investments	$-		$-		(55,000)
				$
Purchase of property and equipment	-		-		(59,000)

Net cash used in investing activities	$-		$-		(114,000)
				$
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and debt, net of expenses	$256,000		$412,000		$5,121,000
Payment of Notes	-		-		(734,000)
Exercise of warrants, net	-		-		5,190,000
Net cash provided by financing activities	$256,000		$412,000		$9,577,000
(DECREASE) / INCREASE IN CASH AND
CASH EQUIVALENTS	$(428,000)		$(1,282,000)		$15,000
Cash and cash equivalents – beginning of period	443,000		2,015,000		-
CASH AND CASH EQUIVALENTS – END OF PERIOD	$15,000		733,000		15,000
		$		$
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest Paid	-		$-		$112,000
SUPPLEMENTARY NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued salary exchanged for Note	-		-		$150,000
Employees / stockholders contribution of salary	-		-		$564,000
Stockholders contribution of convertible note payable
and related interest	$-		-		$280,000
Conversion of carrying value of convertible notes
payable and accrued interest of $18,000 (2006) and $97,000 (2005) into common stock	$-		$-		1,815,000

				$
Issuance of shares for acquisition of new technology	$-		$645,000		$645,000
Shares returned to treasury by officer	$-		$-		$130,000
Cashless exercise of stock options	$-		$-		$131,000
Shares issued in settlement of liability	$46,000		-		$46,000

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

NOTE B - BASIS OF PRESENTATION AND SUBSTANTIAL DOUBT ON GOING CONCERN

The accompanying condensed financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed balance sheet at December 31, 2008 has been derived from audited financial statements.  These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K.  In the opinion of management, this interim information includes all material adjustments which are of a normal and recurring nature, necessary for a fair presentation.  The results for the 2009 interim period are not necessarily indicative of results to be expected for the entire year.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $16,650,000 from inception through September 30, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that there is substantial doubt about the company’s ability to continue as a going concern. Management believes our cash available of $15,000 at September 30, 2009 will not be sufficient to fund our immediate current operations. On December 2, 2009, the Company had approximately $170,000 in cash and cash equivalents. This cash position will not be sufficient to carry on current operations beyond two to three months.

Management’s plans include continuing to fund operations through one or more public or private offerings of equity or debt securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

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

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
Stock Options	1,853,031	2,312,990
Warrants	4,893,589	4,236,447
Common shares subject to forfeiture(1)	779,000	779,000
Total	7,525,620	7,328,437

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

(5) RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2009, FASB released the Codification which became the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. For all financial statements issued after September 15, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification does not change how we account for our transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, we will refer to topics in the Codification rather than the superseded standards. The adoption of the Codification did not have an impact on the condensed financial position, results of operations, cash flows or financial statement disclosures.

In April 2009, FASB established general standards of accounting for, and the disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, the Subsequent Event Topic of the Codification sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these standards did not have a material impact on the condensed financial position, results of operations or cash flows.

In April 2009, the FASB issued additional guidance for estimating fair value in accordance with ASC Topic 820.  The additional guidance addresses determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The Company adopted the provisions of this guidance for the quarter ended September 30, 2009.  The adoption of these standards did not have a material impact on the financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825-10-65) to change the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. The Company adopted ASC 825-10-65 in the second quarter of 2009. The adoption of these standards did not have a material impact on the financial position, results of operations or cash flows.

During the first quarter of 2009, the Company adopted FASB ASC 825, Financial Instruments (formerly referenced as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115), which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments and therefore there was no impact on the Company’s financial position, results of operations or cash flows.

In June 2008, FASB established that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarified the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The standard was effective as of January 1, 2009.  The adoption of these standards did not have a material impact on the financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance which is included in the Codification in ASC 808, “Collaborative Arrangements” (ASC 808), which is effective for calendar-year companies beginning January 1, 2009. ASC 808 clarified the manner in which costs, revenues and sharing payments made to, or received by, a partner in a collaborative arrangement should be presented in the income statement and set forth certain disclosures that should be required in the partners’ financial statements. The adoption of these standards did not have a material impact on the financial position, results of operations or cash flows.

NOTE D - AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SCIENCES CENTER ("TTUHSC")

On January 22, 2002, the Company entered into an exclusive license agreement with TTUHSC with respect to receiving certain patented rights.  The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  These shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  The Company has agreed to reimburse TTUHSC for all intellectual property protection costs and patent maintenance fees.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations. In addition, subject to obtaining FDA approval of a blood substitute product, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  As of September 30, 2009, such approval had not been obtained.  Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006.  In December 2004, the Company paid a fee of approximately $231,000 to fund the next phase of its research under the SRA through December 31, 2005.

 In January 2006, the Company entered into a Stage III SRA with TTUHSC for the period January 1, 2006, to December 31, 2006.  In connection therewith, the Company made an initial payment of approximately $287,000 which was amortized during 2006.

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations as incurred based on monthly reporting to the Company by TTUHSC.  As of September 30, 2009, approximately $67,000 is included in prepaid expenses on the accompanying balance sheet. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.

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

The Company has also agreed to issue up to 275,000 additional shares of the Company’s common stock in the event TTUHSC purchases certain equipment used in the HemoTech process. The equipment will be owned by TTUHSC, will be used to further the development of HemoTech, and will be charged to research and development expense when purchased.  As of September 30, 2009, no such equipment has been purchased by TTUHSC.

The agreement may be terminated by either party by mutual written agreement upon 180 days notice, or by TTUHSC based on certain provisions relating to defaults according to the agreement.

The Sponsored Research Agreements may be terminated by either party on 90 days written notice.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,2009	December 31, 2008

Professional Fees	$379,000	$265,000
Liquidated Damages	38,000	38,000
Other	127,000	86,000
Total	$544,000	$389,000

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

The Company agreed to file a registration statement within 60 days of final closing of the 2004 Private Placement and to use commercially reasonable efforts to cause the registration statement to be effective within 120 days of final closing.  In the event the registration statement was not filed and declared effective within the required time, the Company would incur liquidated damages of 2% per month based on the subscription amount of each purchaser in the Company October 2004 Private Placement. In connection therewith, during 2005, the Company incurred liquidated damages aggregating approximately $48,000. As of September 30, 2009, the Company owes $38,000 of such damages. (See Note E).

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

During the fourth quarter 2007, the Company granted 120,000 warrants to a service provider as compensation. These warrants became fully vested during 2008.  In connection therewith, the Company valued all 120,000 vested warrants using the Black-Scholes option pricing model and recorded a total compensation charge of $83,000 of which $16,000 is for the nine months ended September 30, 2008.

In May 2008, the Company granted 135,000 warrants at prices ranging from $1.60 to $2.50 to two service providers as compensation.  These warrants vest over nine months beginning in November 2008. General and administrative expenses were charged $18,000 (of which $4,000 is included in accrued expenses at September 30, 2009) and $0 for the nine months ended September 30, 2009 and 2008, respectively.

The following assumptions were used for all compensatory warrants issued to service providers:

September 30, 2009

Range of Exercise Price	$0.90-$2.50
Maturity	5 Years
Risk Free Interest Rate	1.67%-4.0%
Volatility	80-88%

 At September 30, 2009, the Company had the following warrants outstanding:

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

Additional information on shares subject to options is as follows:

At September 30, 2009, 595,463 options were available for grant under the Plan. The following tables present information relating to stock options under the Plan as of September 30, 2009.

	NINE MONTHS ENDED
	SEPTEMBER 30, 2009
	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price
Options outstanding at beginning of period	1,668,031		$0.88
Granted during the period	185,000	-	$0.50
Options outstanding at end of period	1,853,031	79,503	$0.84
Options exercisable at end of period	1,690,147	79,503	$0.82
Options Not Vested at end of period	162,884	-	$1.10

Options vested or expected to vest	1,853,031	79,503	$0.84

September 30, 2009
		Options Outstanding		Options Exercisable
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Yrs	Shares
					Weighted Average Exercise Price
$0.18$-0.33	697,526	$ 0.19	5.0	697,526	$ 0.19
$ 0.51-$.94	353,645	$ 0.73	7.2	316,145	$ 0.74
$1.00-$1.65	566,860	$ 1.25	6.9	452,412	$ 1.26
$1.75-$2.42	235,000	$ 2.03	6.8	224,064	$ 2.04

	1,853,031	$ 0.84	6.20	1,690,147	$ 0.82

As of September 30, 2009, 1,690,147 options were fully vested. A summary of the status of the Company’s nonvested options as of September 30, 2009 and changes during the nine months ended September 30, 2009 is presented below.

	Stock Options	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	223,866	$ 1.02
Options granted	185,000	$ 0.41
Options vested	(245,982)	$ 0.65
Nonvested at September 30, 2009	162,884	$ 0.84

The unrecognized compensation cost related to non vested employee and director share-based compensation granted under the Plan for the nine months ended September 30, 2009 and 2008 were $63,000 and $142,000 respectively. The weighted average period for recognizing the cost for the nine months ended September 30, 2009 and 2008 were 1.41 and 2.27 years respectively. There have been no material forfeitures of stock options for the nine months ended September 30, 2009.

The weighted-average fair values at date of grant for options granted during the nine months ended September 30, 2009 and 2008 were $0.42 and $0.94 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30,
	2009	2008
Expected life in years	5-10	5-10
Interest rate	1.79%-3.52%	2.51%-4.03%
Volatility	88%	80-88%
Dividend yield	0%	0%

NOTE G – COMMITMENTS AND OTHER MATTERS

(1) LEASES:
During February 2007 the Company moved into new office space and agreed to a sixty-six month office lease.  The lease agreement includes rent abatement for approximately ten months during 2007 and 2008.  Provisions of the lease include a security deposit of approximately $5,800 and a thirty six month letter of credit in the amount of approximately $55,000.  In addition, if the Company cancels this lease after December, 2010, and prior to its full sixty-six month term, the Company will be obligated to pay a cancellation charge of approximately $46,000. The estimated minimum lease payments for the next five years are:  In 2009 - $17,000; in 2010 - $67,000; in 2011 - $68,000; in 2012 - $70,000 and none thereafter.

(2) CONSULTING AGREEMENTS:

On October 14, 2004, the Company entered into an advisory agreement with a member of our scientific advisory board to receive technical advisory services. The agreement can be terminated by either party on 30 days' written notice. The agreement provides for $1,500 per month and the issuance of an option under the Plan to purchase 15,000 shares of common stock of the Company at an exercise price of $0.85 per share. In addition, at the end of each year of service on the advisory board, the company will grant an additional non-qualified stock option to purchase 5,000 shares of Common Stock at an exercise price equal to the then fair market value of the Common Stock. Such options vest 25% on the first anniversary and then monthly thereafter over a period of thirty six months. During the nine months ended September 30, 2009 and 2008, $2,000 and $20,000 were charged to operations as stock based compensation respectively.

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $12,000 and $27,000 for the nine months ended September 30, 2009 and 2008 respectively. As of September 30, 2009, all options are fully vested and immediately exercisable.  .

On January 16, 2008, the Company granted stock options to two scientific consultants employed by TTUSHC.  Each grant provides for 75,000 non-qualified stock options to purchase shares of the Company’s stock at an exercise price of $1.19 which was the fair market value of the Company’s shares on the grant date.  The options vest 25% immediately and the remaining 75% vest monthly over the next 36 months.  Accordingly, the Company recorded a charge of $13,000 and $60,000 to stock based compensation for the nine months ended September 30, 2009 and 2008 respectively.

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

During February 2009 the Company engaged the advisory services of a consultant for the purpose of assisting with short and long term strategic needs of the Company, assist in the development of a business plan, provide general advice and assist in providing the capital structure of the Company, assist with staffing and recruiting. The consultant will assist the Company in its effort to obtain equity investment and related financing including potential federal funding. The consultant will also identify and help negotiate with potential strategic and joint venture partners, identify and assist in negotiations with potential acquisition and merger candidates and assist in addressing the HIV/AIDS community and potential benefits of HemoTech. The agreement is for one year and may be terminated for cause by either party on 60 days written notice. The company has agreed to pay the consultant 100,000 shares of the Company’s common stock and has agreed to register these shares with the next registration statement of the Company. The stock will be earned in twelve equal monthly installments of 8,333 shares per month. The Company issued 8,333 shares in February 2009 and charged operations $6,000. The Company has not issued any additional shares since February 2009. The Company accrued $37,000 of stock based compensation for the March through September vesting. Accordingly, the Company recorded a charge of $43,000 to stock based compensation for the nine months ended September 30, 2009.

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

During March, 2009 the Company added a new member to its Scientific Advisory Board. The terms of the agreement call for at least one year of service and may be terminated by either party at any time with 45 days notice. The advisor will provide the company services on technical and medical issues related to the development and use of HemoTech for prevention of HIV and company matters. Upon signing the agreement the company granted 100,000 non qualified stock options at an exercise price per share of $0.51. The options will vest 25% immediately and the balance over twelve months. Stock based compensation expense for the nine months ended September 30, 2009 using the Black Scholes option pricing model was $28,000.

(3) FINANCIAL ADVISOR AGREEMENT:

On September 12, 2006, the Company entered into a three year agreement with its placement agent and financial advisor for consulting services related to corporate finance and other financial services. The financial advisor is also a significant shareholder in the Company. The services shall include assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in the next 18 months from the date of the agreement.   As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The agreement states that 500,000 shares would vest to the consultant on the one year anniversary of the agreement.  Accordingly, on September 12, 2007, 500,000 shares vested to the financial consultant. The remaining 1,000,000 shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria, including assisting the Company in raising additional capital, set forth in the agreement. The December 2007 Private Placement closed on October 31, 2008 and raised gross proceeds of $1,326,000.  The September 12, 2006 agreement expired on September 12, 2009.

In August 2008, the Company had agreed to award the financial advisor approximately 221,000 of the 1,000,000 shares that were subject to forfeiture. Accordingly, the Company recorded $61,000 in charges for the full year 2008 for the cost of those financial services. This offering closed on October 31, 2008. There are currently no contractual amounts due to the financial advisor under this agreement.

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

Note H - Subsequent Events

During October and through November 30, 2009, the Company received $385,000 in gross proceeds, coincident with a short term bridge financing (“Bridge Notes”). In exchange for this amount, the Company issued 10% Promissory Notes that may convert into shares of the Company’s common stock at the earlier of one year from the date of issue or upon the Company’s issuance of at least $1,500,000 in a Private Placement financing. The Bridge Notes are payable in either cash or the Company’s common stock, at the Company’s discretion. Additionally the Bridge Note investors will receive four shares of the Company’s common stock for each $1.00 invested in the Bridge Notes. Accordingly, during the fourth quarter, the Company will issue 1,540,000 shares of common stock. The net proceeds from the Bridge Notes was approximately $312,000. The value associated with the 1,540,000 common shares is expected to approximate $516,000 and will be charged to operations during the fourth quarter of 2009.

The Placement Agent in the Bridge Notes is also a financial advisor to the Company and a significant shareholder of the Company (Note G(3)). The Placement Agent received approximately $55,000 in fees and expenses coincident with the Bridge Notes.

The Bridge Notes will convert to common stock at a price determined by a contemplated $3,000,000 Private Placement financing.  The Private Placement terms include a conversion price of the Bridge Notes to the company’s common stock at the lower of $.25 or a 25% discount to the 10 day trading weighted average of the closing price of the Company’s common stock prior to the first closing.

The beneficial conversion feature from the conversion of the Bridge Notes to common stock and the debt discount, which is expected to approximate $300,000, will be amortized to interest expense over the life of the Bridge Notes.

The Company has evaluated events and transactions between September 30, 2009 and the date the financial statements were filed, which is December 2, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

We are primarily engaged in the research and development of human blood substitute technology exclusively licensed from Texas Tech University Health Sciences Center (“TTUHSC”). Since October 27, 2004 most of our working capital was used to pay for general and administrative costs, salaries, legal and accounting fees and the cost of raising money. After reviewing the blood substitute technology developed by researchers at Texas Tech, in January 2002 we licensed from Texas Tech the exclusive rights to various alternative compositions of HemoTech, a novel blood substitute that is based on hemoglobin (which is the key protein in red blood cells that carries oxygen) of both bovine (cow) and human origin, as well as methods for its production and use. What makes HemoTech a novel potential blood substitute product is the fact that it is comprised of hemoglobin that has been isolated from bovine blood and then chemically modified to make the product non-toxic. For HemoTech production, hemoglobin is modified with ATP. Adenosine and Glutathione(GSH).We also have an agreement with Texas Tech that any patent issued from its patent application relating to the induction of erythropoiesis (which is the production of red blood cells by the body) will be included under our exclusive license with Texas Tech. In addition to our license and patent agreement with Texas Tech, beginning in July 2002, we have entered into a series of Sponsored Research Agreements (“SRA”) with TTUHSC under which we are entitled to use certain of Texas Tech's production and research and development facilities in Lubbock, Texas.

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

At September 30, 2009, approximately $67,000 remained as available funds at TTUHSC and are included in the company’s prepaid assets.

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

The FDA has cited the Adenosine/GSH modified hemoglobin strategy used in HemoTech as a viable strategy for a needed new generation red blood cell substitute. The FDA indicated at a meeting on April 29, 2008 the toxicity of previous first generation substitutes and the need for a new generation substitute. Our Adenosine/GSH modified hemoglobin, HemoTech, is protected by issued patents in 21 countries.

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

Management believes our cash available of $15,000 at September 30, 2009 will not be sufficient to fund our immediate current operations. On December 2, 2009, the Company had approximately $170,000 in cash and cash equivalents. This cash position will not be sufficient to carry on current operations beyond two to three months.

During October and through November 30, 2009, the Company received $385,000 in gross proceeds, coincident with a short term bridge financing (“Bridge Notes”). In exchange for this amount, the Company issued 10% Promissory Notes that may convert into shares of the Company’s common stock at the earlier of one year from the date of issue or upon the Company’s issuance of at least $1,500,000 in a Private Placement financing. The Bridge Notes are payable in either cash or the Company’s common stock, at the Company’s discretion. Additionally the Bridge Note investors will receive four shares of the Company’s common stock for each $1.00 invested in the Bridge Notes. Accordingly, during the fourth quarter, the Company will issue 1,540,000 shares of common stock. The net proceeds from the Bridge Notes was approximately $312,000. The value associated with the 1,540,000 common shares is expected to approximate $516,000 and will be charged to operations during the fourth quarter of 2009.

The Placement Agent in the Bridge Notes is also a financial advisor to the Company and a significant shareholder of the Company (Note G(3). The Placement Agent received approximately $55,000 in fees and expenses coincident with the Bridge Notes.

The Bridge Notes will convert to common stock at a price determined by a contemplated $3,000,000 Private Placement financing.  The Private Placement terms include a conversion price of the Bridge Notes to the company’s common stock at the lower of $.25 or a 25% discount to the 10 day trading weighted average of the closing price of the Company’s common stock prior to the first closing.

The beneficial conversion feature from the conversion of the Bridge Notes to common stock and the debt discount, which is expected to approximate $300,000, will be amortized to interest expense over the life of the Bridge Notes.

The Company recently significantly reduced its actual and projected expenses and plans to aggressively manage cash costs. Management's plans include continuing to finance operations through one or more private or public offerings of equity or debt securities and monitoring and reducing discretionary expenditures. In order to complete our planned operations which includes implementing certain FDA recommendations including upgrading the production facility, and performing complimentary toxicology studies; collectively at a cost ranging from $3,000,000 to $4,000,000, we will need to raise at least $3 million in the near term, although there can be no assurance that we can raise these funds. If we fail to generate enough working capital, either from future debt or equity offerings, we will have to further curtail our planned operations.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $16,650,000 from inception through September 30, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that there is substantial doubt upon the company’s ability to continue as a going concern. Management’s plans include continuing to fund operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

RECENT DEVELOPMENTS

During February 2009 the Company announced that R.E. “Corky” Dragoo, Jr. has joined its Board of Directors. Mr. Dragoo is Executive Assistant to the Chancellor of Texas Tech University and is Director of Policy for Texas Tech University. Mr. Dragoo was formerly Ernst and Young National Director for the energy industry and was a Senior Partner of Ernst and Young’s Center for Business Innovation located in Cambridge, Massachusetts. Mr. Dragoo received 15,000 stock options upon joining our board and will receive compensation of $15,000 per year plus 7,000 options per quarter. All stock options vest immediately. Stock based compensation expense for the nine months ended September 30, 2009 using the Black Scholes option pricing model was $16,000.

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

A presentation entitled “Developing Blood substitutes for the prevention of HIV Transmission” was made by HemoBioTech representatives at the “5th International AIDS Society Conference on HIV Prevention and Treatment”  held in Cape Town,  South Africa during July 2009.

A presentation entitled “Commercial development Status of HemoTech, the hemoglobin-ATP-adenosine-Glutathione based blood substitute”, was made by HemoBioTech and Texas Tech university representatives at the XII International Symposium on Blood Substitutes held in Parma, Italy during August 2009.

On August 10, 2009 Congressman Ed Towns (D- N.Y.) sent a letter to all members of the House of Representatives that there is a need for a blood substitute to prevent 10% of new global HIV-AIDS cases caused by HIV contaminated blood.  He indicated that our Adenosine/GSH modified hemoglobin (our HemoTech patented technology) is a promising new generation blood substitute to address this need. He recommended financial support from Congress and accelerated development of the technology.

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

•
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

We expect that our Phase I U. S. clinical trials would take approximately six to nine months to complete from the date we start such trials, though such trials could take significantly longer to complete, depending on, and among other things, the rate of production of HemoTech and the availability of patients. We estimate that we will be required to raise additional capital (although there can be no assurance that we can meet this timeframe) in order to fund our Phase I U.S. clinical trials, as well as preparation for Phase II clinical trials from start to finish and to cover the related expenses described above. If submission or acceptance of our U.S. IND application is delayed for any reason and if we are unable to raise such additional capital in a timely manner, commencement of our Phase I U. S. clinical trials would also be delayed.

•	PHASE II OF OUR U.S. CLINICAL TRIALS. A Phase II clinical trial could commence subsequent to a successful Phase I trial. We estimate that our Phase II

•
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

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through September 30, 2009. To date, our efforts have been principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and Sponsored Research Agreements with TTUHSC, hiring employees and consultants, establishing our Board of Advisors, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2007 the Company upgraded the production facility at Texas Tech University and maintained an animal donor facility.

Total expenses, and thus our losses, totaled $16,650,000 from October 3, 2001 (inception) through September 30, 2009.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Total expenses, and thus our losses, for the three months ended September 30, 2009, were $363,000 compared with $636,000 for the same period a year ago resulting from significantly lower research and development and general and administrative costs.

Research and Development expenses were $66,000 for the 2009 period, a decrease of $210,000 compared with the same period in 2008, resulting from significantly lower costs paid to outside laboratories, consultants and Texas Tech University in the current period.  The Company’s weakened cash position during the quarter caused the Company to curtail work performed with outside consultants.

General and Administrative costs were $297,000 for the three months ended September 30, 2009, compared with $365,000 in the year ago period resulting from lower overall compensation costs including lower cash compensations by approximately $56,000, lower stock based compensation by $27,000 and lower office related expenditures including lower investor relations costs collectively by $25,000. Professional fees increased approximately $36,000 primarily due from legal fees related to patents. Lower stock based compensation in the current period resulted from both issuing fewer warrants and options and a lower share price in the current period when compared to the prior year.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Total expenses, and thus our losses, for the nine months ended September 30, 2009 were $1,327,000 compared with $3,047,000 for the same period a year ago resulting from both significantly lower research and development costs and general and administrative expenses.

 Research and Development expenses were $251,000 for the 2009 period, decreasing $1,355,000 from the $1,606,000 in the same period in 2008 resulting from the acquisition of a new TSE technology that removes and inactivates infectious agents (which can cause Mad Cow disease) and viruses valued at $655,000 (See also Note D of the Company’s Notes to Condensed Financial Statements) in 2008; and from significantly lower cash spending to  outside laboratories and consultants and lower costs related to our Stage IV Sponsored Research Agreement with Texas Tech Health Sciences Center. Charges related to the Sponsored Research Agreement with TTUHSC were approximately $180,000 lower resulting from increased spending on laboratory upgrades in 2008 which did not repeat in the current period. Additionally, approximately $400,000 of costs associated with outside laboratories incurred in 2008 did not repeat in the current period due somewhat to the Company’s weakened cash position.

General and Administrative costs were $1,079,000 for the nine months ended September 30, 2009, a decrease of $393,000 from the prior year amount of $1,472,000 resulting from  significantly lower compensation costs of approximately $295,000 and lower professional fees of approximately $46,000. Lower compensation costs included both non cash stock based compensation of $115,000 and reduced salary spending of $180,000.

 Interest income decreased $28,000 in the 2009 period compared to the prior period due to lower cash balances in the current year.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, net cash used in operating activities was $684,000 compared to $1,694,000 in the same period during 2008. This 60% reduction in operating cash spending resulted primarily from lower cash spending related to outside research laboratories, cash compensation costs and reduced professional fees.   During May 2008, the Company purchased the TSE technology from TTUHSC at a cost of 500,000 shares of the Company’s common stock valued at $1.29 per share and a $10,000 cash cost, a total of $655,000.

On December 2, 2009, the company had approximately $170,000 in cash and cash equivalents. This cash position will not be sufficient to carry on current operations beyond two to three months.

The Company recently significantly reduced its actual and projected expenses and plans to aggressively manage cash costs. While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. In order to complete our planned operations which includes implementing FDA recommendations necessary for submitting our IND to the FDA, upgrading the production facility, preparing for a toxicology study on primates, the production of HemoTech; collectively at a cost ranging from $2,000,000 to $4,000,000, we will need to raise at least $3 million in the near term, although there can be no assurance that we can raise these funds. If we fail to generate enough working capital, either from future debt or equity offerings, we will have to further curtail our planned operations.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $16,650,000 from inception through September 30, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that the Company may not be able to continue as a going concern. Management’s plans include continuing to fund operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

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

As of September 30, 2009, we had cash and cash equivalents of $15,000. Declines of interest rates over time will, however, reduce our interest income.

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

Management evaluated the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has determined that as of the Evaluation Date, there were material weaknesses in our internal control over financial reporting.  The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources; and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at December 31, 2008.

In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended  September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2009, the Company sold 120,000 shares of unregistered equity securities to two service providers.

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

HEMOBIOTECH, INC.

Date: December 2, 2009	By:	/s/ ARTHUR P. BOLLON, PH.D.
Arthur P. Bollon, Ph.D.
Chairman of the Board of Directors, President and Chief Executive Officer
Dated: December 2, 2009	By:	/s/ MARK J. ROSENBLUM
Mark J. Rosenblum
Chief Financial Officer and Secretary