Form 10-K
period 2009-12-31
HEMOBIOTECH, INC.
filed 2010-05-27
CIK 1301348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of May 26, 2010, 23,693,434 shares of the Registrant's common stock, par value $.001 per share, were outstanding.

On June 30, 2009, the aggregate market value of voting stock (based upon the closing price of the Registrant's common stock on that date) held by nonaffiliates of the Registrant was $4,397,621 (7,995,674 of 20,735,458 shares outstanding at $0.55 per share).

Documents Incorporated By Reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, the matters discussed in this document may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief or current expectations of HemoBioTech, Inc., and its management and are valid only as of today, and we disclaim any obligation to update this information. These statements are subject to known and unknown risks and uncertainties that may cause actual future experience and results to differ materially from the statements made. Factors that might cause such a difference include, among others, the successful pre-clinical development, the successful completion of clinical trials, the FDA review process and other governmental regulation, pharmaceutical collaborator interest and ability to successfully develop and commercialize drug candidates, competition from other pharmaceutical companies, product pricing and third party reimbursement, and other factors which are included in this report and HemoBioTech, Inc.'s other reports filed with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

We were founded in 2001 as "HemoBioTech, Inc.," a Texas corporation. In 2003, we incorporated a sister corporation named "HemoBioTech, Inc." in the State of Delaware. On December 1, 2003, HemoBioTech, Inc. (Texas) was merged with and into HemoBioTech, Inc. (Delaware) with HemoBioTech, Inc. (Delaware) as the surviving entity. Our principal executive offices are located at 5001 Spring Valley Road, Suite 1040-West, Dallas, TX 75244; our telephone number is (972) 455-8950, and our website is www.hemobiotech.com.

We are a biopharmaceutical company engaged in the research and development of human blood substitute technology exclusively licensed from Texas Tech University Health Sciences Center (“TTUHSC”).  After reviewing the blood substitute technology developed by researchers at Texas Tech, in January 2002 we licensed from TTUHSC the exclusive rights to various alternative compositions of what we call “HemoTech,” a human blood substitute that is based on hemoglobin (which is the key protein in red blood cells that carries oxygen) of both bovine (cow) and human origin, as well as methods for its production and use.  We believe that what makes HemoTech a novel potential blood substitute product is the fact that it is comprised of hemoglobin that has been isolated from bovine blood and then chemically modified to make the product non-toxic.  For HemoTech production, hemoglobin is modified with Adenosine, ATP and Glutathione (GSH).  The Adenosine has activities which appear to overcome the toxicities which have prevented other hemoglobin based blood substitutes from gaining U.S. Food and Drug Administration (“FDA”) approval.

Our goal is to address an increasing demand for a safe and inexpensive human blood substitute product in the United States and worldwide through our licensed technology.  We believe that certain initial pre-clinical and early stage human trials undertaken outside the U.S. by prior holders of this technology suggest, although there can be no assurance that later stage trials will confirm, that this novel red blood substitute:

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

Dr. Mario Feola and Dr. Jan Simoni, officers of the Company, TTUHSC researchers, and recognized blood substitute authorities, developed HemoTech over 20 years of research.  HemoTech has been tested in preclinical studies at ISI St. Antimo in Naples, Italy, and in a European pre-clinical regulatory study conducted at the Research Toxicology Centre S.p.A. in Rome, Italy, in 1990 to 1992 resulting in certain European approvals.  The initial human clinical trial of HemoTech, in which patients received HemoTech making up 25% of their blood volume, occurred at the Institute de la Recherche en Sciences de la Sante, Centre de l”Anemie S.S. in Zaire, Africa in 1990.  The clinical study showed no toxicity and the HemoTech stimulated the production of red blood cell production in the patients.  Subsequent studies on HemoTech have delineated steps in the mechanism of action of HemoTech which supports the positive pre-clinical and initial clinical studies.

We have obtained an exclusive worldwide license from Texas Tech University for the core patents covering certain key markets, including primary markets in North America, Europe and Asia.  We also have a strategic partnership with TTUHSC that allows us to utilize research and production facilities at TTUHSC and TTUHSC scientists, surgeons and medical staff.  Our relationship with TTUHSC is governed by license and research agreements that, among other things, grant us the exclusive worldwide intellectual property rights to the HemoTech technology in exchange for equity ownership and payment of the fees associated with our use of TTUHSC facilities, materials and personnel.  We believe the structure of these license and research agreements could be attractive to potential pharmaceutical company partners and could be positive factors for the commercialization of HemoTech.

In January 2007, the Company entered into a Stage IV Strategic Research Agreement (“SRA”) with TTUHSC beginning January 1, 2007.  In connection therewith, the Company made an initial payment of approximately $780,000.  This amount will be charged to operations as incurred based on monthly reporting to the Company by TTUHSC.  As of December 31, 2009, approximately $15,000 was included in prepaid expenses on the Company’s balance sheet.  Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.  The SRA IV activities include maintaining the animal facility which houses a controlled herd of Hereford cows needed for the production of HemoTech and assistance in the implementation of FDA recommendations.  The agreement will also involve further research and development with a focus on additional uses of HemoTech and expanded patent protection.

The FDA has cited the Adenosine/ GSH modified hemoglobin strategy used in HemoTech as a viable strategy for a needed new generation red blood cell substitute.  The FDA indicted at a meeting on April 29, 2008 the toxicity of previous first generation substitutes and the need for a new generation substitute.  Our Adenosine/GSH modified hemoglobin HemoTech, is protected by issued patents in 21 countries.

On May 5, 2008, the Company agreed to license certain technology from TTUHSC titled Orthogonal Method for the Removal of Transmissible Spongiform Encephalopathy Agents from Biological Fluids (“ORTH Technology”). This is a technology that results in the removal and inactivation of infectious agents such as prions (which can cause Mad Cow Disease) and viruses.  Such removal and inactivation is critical in the purification of animal products for human use.  It can be used not only for HemoTech production but also has the potential for generating sublicensing revenue from pharmaceutical, biotechnology and the cosmetic industries. The term of the agreement extends to the full end of the term or terms for which patent rights have not expired or, if only technology rights are licensed and no patent rights are applicable, for a term of 15 years. The license agreement calls for a nonrefundable license documentation fee of $10,000 and 500,000 shares of the Company’s common stock.  The price per share of the Company’s common stock on May 5, 2008 was $1.29 per share.  Accordingly, the Company recorded a charge to research and development expense for $655,000. The agreement also contains an annual renewal fee of $10,000 per year and a royalty based on net sales of Licensed Products (as defined by the agreement) sold by the Company that contain the patented ORTH Technology.  The royalty percentage will be lower if Licensed Products are not protected by a valid patent. The agreement calls for a minimum royalty beginning six months after approval of a Licensed Product by the FDA. No royalty applies to the embedded ORTH Technology in the sale of our HemoTech product. The Company is permitted to sublicense the ORTH Technology and TTUHSC will receive a portion of both cash and non cash remuneration received by the Company for a sublicense.  Additionally, the Company will pay a portion of any royalty received to TTUHSC.

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

On October 26, 2009, the Company and the Texas Tech University System (TTUS) entered into an agreement where the Company was required to raise a minimum of $3 million prior to February 19, 2010 which did not occur.  If the Company is unable to raise $3 million, unless such deadline is extended, of which there can be no assurance, the Company agreed that its Board of Directors “in cooperation with TTUS will replace the management team at HemoBioTech within 30 days and TTUS could decide on other causes of actions related to the license agreements with TTUS.”  As of the date of this report, TTUS has not taken any action to enforce its rights.  In addition, if we do not fund a $1.5 million major primate study out of the $3 million capital raised, or otherwise, the management team will be replaced under such terms described above and TTUS may pursue all rights and remedies under the 2002 and 2008 license agreements.
Also pursuant to this letter agreement, the Company issued 600,000 shares valued at $174,000 to TTUS for past scientist services and use of TTUS’s facilities for development of HemoTech and the ORTH technologies.

On March 10, 2009, the Company reported results from the testing of its ORTH technology for the clearance of prions and viruses from biological fluids.  Since a component of HemoTech is bovine hemoglobin, it is necessary to have a high clearance of prions and viruses.  This analysis was one of the recommendations from the FDA.  The ORTH technology resulted in the clearance of prions during the purification process of bovine hemoglobin that was 10-10 which is approximately 100,000 times better than required by the FDA.  This ORTH technology could also be used for other products from bovine sources and human plasma.  The Company is marketing the ORTH technology to potential sub-licensing clients such as contract manufacturing companies and pharmaceutical companies.

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

In February 2009, the Company engaged an advisor who is a major HIV/AIDS advocate to help the company in the development of HemoTech to address the global need for safe blood substitute. About 10% of new HIV/AIDS cases result from HIV contaminated blood. Also, in March 2009, the Company added a new member to its Scientific Advisory Board. The new member is a former U.S. Assistant Surgeon General with experience in national and global medical needs. Both advisors will help the company in advocating congressional leaders in the need for a safe blood substitute and exploring federal and private funding opportunities.

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

On August 10, 2009, Congressman Edolphus Towns (D- N.Y.) sent a letter to all members of the House of Representatives that there is a need for a blood substitute to prevent 10% of new global HIV-AIDS cases caused by HIV contaminated blood.  He indicated that our Adenosine modified hemoglobin is a promising new generation blood substitute to address this need.  He recommended financial support from Congress and accelerated development of the technology.  The Company’s representatives are working with members of Congress to hold Congressional hearings on our blood substitute during the first half of 2010 addressing the need for a safe blood substitute and funding of HemoTech development.

We have a limited operating history, no customer base and no revenues to date.  Our goal is to build on initial clinical studies with further animal studies, human clinical trials in the US, and in other FDA approved studies, although there can be no assurance that later stage trials will confirm these initial findings.  Our plan of operations for the next twelve months is focused primarily on the development of our licensed technology and business: production of our product, HemoTech, in association with TTUHSC, for use in cell and animal studies and upon approval of an Investigational New Drug (“IND”) application with the FDA, U.S. Phase I clinical trials; analysis of HemoTech in cell and animal studies to be used in the IND application; progress towards filing an IND;  working with TTUHSC on  upgrading the production facility based on FDA recommendations;  furthering our intellectual property position through the introduction of additional patents including the management of the new pending patent for induction of red blood cell production by HemoTech; preparation of Phase I U.S. clinical studies if the IND is accepted; and continued interaction with members of the U.S. Congress addressing funding opportunities for HemoTech development.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $18,032,000 from inception through December 31, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that there is substantial doubt upon the Company’s ability to  continue as a going concern. Management’s plans include continuing to fund  operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

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

The results of the HemoTech clinical studies have not demonstrated any negative side effects. Since the results of the HemoTech clinical studies showed that the product promotes vasodilation, rather than narrowing of the blood vessels, and that the product increases red blood cell production, the product has indicated, in such clinical studies, that it is non-toxic. However, the corporation that sponsored the European IND faced financial difficulties that were independent of the HemoTech program and, therefore, was unable to continue to sponsor the program. Accordingly, the HemoTech technology was returned to TTUHSC in 1995. TTUHSC subsequently constructed a production facility for HemoTech and attempted to raise money to support the research, development, testing and commercialization of HemoTech, but these activities were outside the scope of TTUHSC's expertise, so the university then sought to license the HemoTech technology. In 2002, we entered into our license agreement with TTUHSC.

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

The pharmaceutical industry methods for TSE agent removal are based mainly on affinity and ion exchange chromatography and size-exclusion filtration. The existing industry methods are expensive and time consuming and use chemical treatment which is not applicable to unstable proteins like hemoglobin. The heme protein can easily dissociate into unstable dimers and oxidize thereby losing its ability to transport oxygen. Other industrial filtration methods are capable of reducing prion proteins less efficiently, but do not inactivate infectious agents.

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

Research and Development Activities

During the years ended December 31, 2009 and 2008, the Company's financial statements reflect, $568,000 and $1,366,000 respectively, charged to expense for research and development activities.  These expenses include the acquisition of a new technology, ORTH, that removes and inactivates infectious agents (which can cause Mad Cow disease) and viruses valued at $655,000 (See also Note D of the Company’s Notes to Financial Statements). Spending related to the Stage IV Sponsored Research Agreement with Texas Tech Health Sciences Center was higher in 2009 compared to the same period a year ago due to increased spending related to laboratory upgrades and costs associated with outside laboratory testing.  The Company issued 600,000 shares valued at $300,000 to TTUHSC in December 2009 under their agreement.

On January 22, 2002, the Company entered into an exclusive license agreement with TTUHSC with respect to receiving certain patented rights.  The Company is committed to the exploitation of such patented rights. In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  In addition, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  The funding of the $1.2 million is subject to the Company obtaining FDA approval of a blood substitute product. Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. The shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  As of December 31, 2009, such approval had not been obtained.  In addition, the Company reimburses TTUHSC for all intellectual property protection costs and patent maintenance fees related to HemoTech.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations.

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

At December 31, 2009, approximately $15,000 remained as available funds at TTUHSC and are included in the Company’s prepaid assets.

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

•	costs to maintain our patent position in 21 foreign countries.

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

Production and Material Supply

The Company's proprietary production method consists of reacting pure bovine hemoglobin with three chemicals—o-adenosine 5'-triphosphate (o-ATP), o-adenosine, and reduced glutathione (GSH)—chemically modifying the hemoglobin to create beneficial activities and effect changes that control oxygen affinity and other biological activities. A benefit of o-adenosine is that it counteracts the hemoglobin properties that cause the narrowing of blood vessels. It also reduces the potential of hemoglobin to cause inflammation.

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

In order to achieve its goal, HemoBioTech has determined that it must meet the following objectives:

•
Upgrade its Current Production Facilities. To produce HemoTech for Phase I U. S. clinical trials, HemoBioTech must complete upgrades to its current production facilities at TTUHSC. The initial phase of this plan was completed at the end of the second quarter of 2005. The second phase was completed during 2006. Financing the initial phase was included in HemoBioTech's Stage II Sponsored Research Agreement payment to TTUHSC in December 2004 and the additional upgrade is part of the Stage III sponsor agreement signed in 2006, as well as additional expenditures if necessary. Our Stage IV SRA includes upgrades to our production facilities based on FDA recommendations.

Preparation and Submission of U.S. IND Application. Under the terms of their Stage II sponsored research agreement, TTUHSC provided HemoBioTech support services for preparation of its U.S. IND application. This included conversion of data from European IND application into electronic format, summarization and analysis of its pre-clinical CMC ("Chemistry Manufacturing and Controls") data and analysis of its proposed Phase I U.S. clinical trial testing procedures and implementing FDA recommendations. The Company expects to complete preparation of its U.S. IND application and is targeting to submit it to the FDA in the first half of 2011. The estimated cost of submitting the application as well as the production of HemoTech is approximately $7,000,000 or greater.

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

Our key competitors include:

•
Northfield Laboratories has been developing PolyHeme®, which is based on hemoglobin from what we believe to be outdated human blood. Although Northfield completed its Phase III U.S. clinical trials, in 2002 Northfield's product did not receive approval by the FDA for use in elective surgery due to results concerning safety and efficacy. Northfield has completed the PolyHeme(R) Phase III U.S. clinical trial for use in ambulatory trauma cases.  Northfield’s application for approval based on the ambulatory trauma trial was turned down by the FDA.

•
Biopure Corporation has been developing Hemopure®, a bovine hemoglobin-based blood substitute. Although Biopure completed its Phase III U. S. clinical trials, Biopure's product failed to receive a biologic license application clearance from the FDA in 2003. The FDA has asked Biopure to perform additional safety testing on its product.

•	Sangart, Inc. has created a hemoglobin-based blood substitute, Hemospan. The product is in clinical testing for toxicity and effectiveness in Europe.

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

FDA APPROVAL PROCESS—PRECLINICAL AND CLINICAL TRIALS. A new drug or biologic cannot be distributed in the United States unless approved by the FDA; FDA approval of new drugs and biologics comes at end of a lengthy process and only after the FDA determines that the article at issue is safe and effective for its intended use or uses. Whether FDA approves a product is a function of the agency's discretion.

In order to gather sufficient data to demonstrate the safety and efficacy of a new drug or biologic, the manufacturer is usually required to sponsor clinical trials, i.e., trials in humans, under the jurisdiction of the FDA. In order to conduct or sponsor a clinical trial of a new drug or biologic, the manufacturer must submit an Investigational New Drug ("IND") application. The IND application must contain sufficient and specific animal test data, toxicological, pharmacological and other data to assure FDA that the initial clinical trial will not endanger the health of the patients or subjects involved. The Company has not submitted an IND to clinically test HemoTech but is targeting submitting its IND during the first half of 2011.  A Company may not begin clinically testing until its IND has been approved by the FDA or 30 days have elapsed since the filing and the FDA has not objected. However, as a practical matter, few manufacturers will begin clinical testing if the FDA has expressed concern about the proposed study.

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

Employees

As of May 20, 2010, the Company has one full-time employee, its Chief Executive Officer, and five employees through a contract with TTUHSC. In addition, Dr. Mario Feola, the Company’s Chief Medical Officer, is working for the Company without salary.  Outside consultants are employed as needed to provide various services. We rely heavily on personnel employed by TTUHSC who provide services to us under the Sponsored Research Agreement. In addition, we also employ outside consultants from time to time to provide various services. We have experienced good employee relations and are not and never have been a party to a collective bargaining agreement.

ITEM 1A. RISK FACTORS

You should consider the following matters when reviewing the information contained in this document. You also should consider the other information incorporated by reference in this document.

Risks Related to Our Business

We have a history of losses and our future profitability is uncertain.

Our financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative losses of approximately $18,032,000 from inception through December 31, 2009, and has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities.  These conditions indicate that there is substantial doubt that the Company will be able to continue as a going concern.  The auditors have issued a “Going Concern” opinion for our 2009 financial statements contained in this report.

We expect to continue to incur substantial losses and we do not except to generate significant revenue, if any, in the foreseeable future.  Our ability to generate revenue is dependent on obtaining additional financing, including, but not limited to, our current financing, for our future operations.  We need to raise at least $3 to $4 million in order to complete our planned operations which include implementing certain FDA recommendations.  Our immediate planned operations for the next twelve months include the payment of our general and administrative expenses (including salaries, legal and other professional fees, consulting and advisory fees), the costs associated with making certain upgrades to the HemoTech production facility, to begin the production of HemoTech, conduct animal studies, including preparation of our U.S. IND application.  At December 31, 2009, we had only $55,000 in unrestricted cash and cash equivalents.  The Company significantly reduced its actual and projected expenses and plans to aggressively manage costs which can be reduced at management’s discretion based on the Company’s available cash.

We are a development stage company with no revenues or profits.

We are in the development stage and, through December 31, 2009, have generated no sales revenue and have no prospects for revenue in the foreseeable future.  We currently have no source of operating revenue and there can be no assurance that we will be able to develop any revenue source or that our operations will become profitable, even if we are able to commercialize any products.  Further, as a development stage company, we have a limited relevant operating history on which an evaluation of our prospects can be made.  Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the evolving, heavily regulated biotechnology industry, which is characterized by an increasing number of market entrants, intense competition and a high failure rate.  In addition, significant challenges are often encountered by businesses shifting from developmental to commercial activities.

The next stage of our planned operations includes completion of and submission of our U.S. IND application to the FDA, commencement and completion of our Phase I, U.S. clinical trials if and when our application is approved.  Additional operations will include further research and development of HemoTech and payment of operational and overhead expenses that we will incur during our Phase I U.S. clinical trials, as well as preparation for Phase II clinical trials, assuming Phase I clinical trials are successful.  In order to complete these additional planned operations, we will need to raise additional capital.  If we fail to generate enough cash resources, either from future equity or operating debt sales, exercise of our outstanding warrants or from operating revenue, our ability to implement our business plan and complete these planned operations will be materially affected, and you may lose all or substantially all of your investment.

We are reliant on the success of our two products which are in an early stage of product development and may not be successfully developed or, if successfully developed, may never become viable marketable products.

Our products are in early stage development and if we fail to successfully develop these products, we have no other products on which our business can be developed.  There can be no assurance that our research and development activities will result in any commercially viable products.  The development of our products will be subject to the risks of failure inherent in the development of products based on innovative technologies and the expense and difficulty of obtaining regulatory approvals.  One of our products is a human blood substitute which is currently under development and will require significant additional research and development and pre-clinical testing and clinical testing prior to submission of any regulatory application for commercial use. The development of our ORTH Technology will require, among other things, a comprehensive marketing strategy.  There can be no assurance that our product development efforts will be successfully completed, that our products currently under development will be successfully transformed into marketable products, that required regulatory approvals can be obtained, that the products can be manufactured at acceptable cost in accordance with regulatory requirements or that any of the approved products can be successfully marketed or achieve customer acceptance.

We depend on key personnel, and the loss of such personnel could significantly impair our ability to further develop HemoTech, implement our business plan or continue operations.

Our success depends on the continued contributions of our executive officers and scientific and technical personnel and consultants.  We are particularly dependent on Arthur P. Bollon, Ph.D., our President and Chief Executive Officer, Dr. Mario Feola, our Chief Medical Officer, and Dr. Jan Simoni, our Acting Vice President and Principal Investigator of Research and Development and Advisor. Drs. Feola and Simoni are the two principal TTUHSC researchers who developed HemoTech. Drs. Feola and Simoni continue to be the two main developers of HemoTech. Dr. Simoni is an employee of TTUHSC and his services have been made available to us under our Sponsored Research Agreement with TTUHSC.  Dr. Simoni’s activities related to research and development, production, regulatory and clinical testing of HemoTech are covered under the Sponsored Research Agreement with TTUHSC, which may be terminated at any time by either party on 90 days’ prior written notice and is currently subject to ongoing negotiations.

We currently have one full-time employee, our Chief Executive Officer, Dr. Bollon.  Although we have entered into employment agreements with both Dr. Bollon and Dr. Feola, the loss of services of either of these key employees could adversely affect our business.  We do not maintain “key person” life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us.  The competition for qualified personnel is intense, and the loss of services of certain key personnel would be expected to adversely affect our business.  See “Management.”

Some provisions of our CEO’s employment agreement contains obligations of the Company to make salary payments.

Certain provisions contained in the employment agreement with Dr. Bollon, our Chairman, President and Chief Executive Officer, obligates us to make certain salary payments including if his employment is terminated without just cause or due to a disability.  If Dr. Bollon’s employment is terminated without just cause or as a result of Dr. Bollon’s disability (which means Dr. Bollon’s inability to perform his duties under the agreement for three consecutive months due to injury, illness or disability (mental or physical), as determined by an independent physician selected by Dr. Bollon with our approval), we will be required to pay Dr. Bollon a severance payment equal to his base salary then in effect, payable in monthly installments until the expiration of the remainder of the term of his employment agreement or the expiration of 23 months, whichever is less. Dr. Bollon will be entitled to receive severance payments totaling not less than six months’ of his base salary.  Dr. Bollon has agreed to reduce his base salary in an effort to reduce cash expenditures of the Company.  The foregoing factors, together with the effective control of our outstanding Common Stock by our officers, directors and principal stockholders, may serve as an incentive for our officers and directors to discourage certain takeover transactions, possibly resulting in the entrenchment of management and consequently reducing the value of our Common Stock.

If our product offerings are not commercially successful, we will be unable to successfully generate revenue.

We expect a significant portion of our revenues will come from the production and distribution of our products. The success of these offerings depends primarily on their acceptance by the public, the medical community, and other third-party consumers and payers, which is difficult to predict. The commercial success of our products depends on the availability of alternative forms of technology and general economic conditions and other tangible and intangible factors, all of which can change quickly. If we fail to produce these products with broad industry appeal, we will be unable to successfully generate revenue.

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

Although the proposed products of our main competitors in the human blood substitute market have either been rejected by the FDA, have been abandoned or are not yet ready to submit their applications to the FDA for approval of their products, many of these competitors are continuing to develop and test their respective products. There can be no assurance that one or all of these products will not be approved by the FDA before our blood substitute product, HemoTech, ever receives FDA approval.

In-addition, our competitors also may generally be able to respond more quickly to new or emerging technologies or changes in the regulatory requirements. These competitors may also:

•	benefit from greater economies of scale;
•	offer more aggressive pricing;
•	devote greater resources to the promotion of their products; and
•	be better positioned to develop future technologies.

Our failure to complete the current financing may result in a change of our management and defaults under our license agreements with TTUHSC

Pursuant to a letter agreement dated October 26, 2009, by and between the Company and TTUHSC, the Company is required to raise a minimum of $3 million prior to February 19, 2010 which did not occur.  If the Company is unable to raise $3 million, unless such deadline is extended, of which there can be no assurance, the Company agreed that its Board of Directors “in cooperation with TTUHSC will replace the management team at HemoBioTech within 30 days and TTUS could decide on other causes of action related to the license agreements” with TTUS.”  As of the date of this report, TTUHSC has not taken any action to enforce its rights.  In addition, if we do not fund a $1.5 million major primate study out of the $3 million capital raised, or otherwise, the management team will be replaced under such terms described above and TTUS may pursue all rights and remedies under the 2002 and 2008 license agreements.

In either event described above the Company could be forced to cease or substantially curtail its operations which would be expected to result in a loss of your investment.

We depend on, and will continue to depend on, collaboration with and licenses from third parties, and if we are not able to enter into and/or continue such collaborations or licenses, we may not be able to further develop our products without substantial additional expenditures and delays, if at all.

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

Our licensed technology from TTUHSC titled Orthogonal Method for the Removal of Transmissible Spongiform Encephalopathy Agents from Biological Fluids (“ORTH Technology”) helps in the clearance and inactivation of infectious agents such as prions (which can cause Mad Cow Disease) and viruses. Such removal and inactivation is critical in the purification of animal products for human use. It can be used not only for HemoTech production, but also has the potential for generating sublicensing revenue from pharmaceutical, biotechnology and the cosmetic industries. We will rely on internal personnel and external consultants to analyze and present this product for appropriate approval in order to market this product. There can be no assurance that regulatory approval for this product will be obtained on a timely basis. In addition, our competitors also may generally be able to respond more quickly to similar and new or emerging technologies or changes in the regulatory requirements and get an approval before us.

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

The use of our proposed HemoTech blood substitute product in clinical trials and the marketing of any product may expose us to product liability claims. We currently have no product liability insurance, however, will attempt to obtain such insurance prior to commencement of such trials, if any. We are required by our license agreement with TTUHSC to obtain such insurance. There can be no assurance that we will be able to obtain such insurance or, if obtainable, that such insurance can be acquired at a reasonable cost or will be sufficient to cover all possible liabilities. In the event of a successful suit against us, lack or insufficiency of insurance coverage could have a material adverse effect on us. Furthermore, certain distributors of pharmaceutical and biological products require minimum product liability insurance coverage as a condition precedent to purchasing or accepting products for distribution. Failure to satisfy such insurance requirements could impede our ability to achieve broad distribution of our proposed product, which would have a material adverse effect on our business and financial condition.

We currently use labs, equipment, personnel, research and development facilities and production facilities at TTUHSC, and if we ever seek to or need to find or build alternate facilities, we may not be able to do so at all or, if we are, it will be costly and may cause significant delays in the development and commercialization of HemoTech, which could materially impair our operations.

We do not currently own, lease or operate any laboratory, research and development or manufacturing facilities. Our current plans include using labs, equipment, personnel and an upgraded blood substitute production facility located at TTUHSC for the production of HemoTech under our Sponsored Research Agreement. After the completion of Phase I or Phase II U.S. clinical trials for HemoTech, the Company will consider establishing independent manufacturing facilities either alone, with TTUHSC, or through partnering. Establishing our own facilities would result in significant additional expenses and may result in potential delays in testing and production. Building and operating our own production facilities would require substantial additional funds and other resources of which there can be no assurance that we will be able to secure nor can there be any assurance that we would be able to enter into any arrangement with third parties to manufacture our product, if any, on acceptable terms or at all. Certain products outside the United States will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that we will be successful in establishing any additional collaborative arrangements, or that, if established, such future partners will be successful in commercializing products.

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

Current worldwide economic conditions could materially adversely affect the Company.

The Company’s operations and performance depend on worldwide economic conditions.  Uncertainty about current global economic conditions poses a risk as businesses have postponed spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the Company’s products and services.  Demand could also differ materially from the Company’s  expectations.  These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate and more may go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets.  There could be a number of follow-on effects from the credit crises on the Company’s business, including insolvency of clients and/or their inability to obtain credit to finance purchases of the Company’s products.

Risks Related to Our Intellectual Property

Our success depends on our ability to protect our intellectual property.

We intend to protect our intellectual property through patents and trademarks. The patent positions of biotechnology companies generally are highly uncertain and involve complex legal and factual questions that will determine who has the right to develop a particular product or process. As a result, we cannot predict which of our patent applications will result in the granting of patents or the timing of the granting of the patents. Additionally, many of our competitors have significantly greater capital with which to pursue patent litigation. As of the date of this report, we have no threatened or pending intellectual property-related litigations, legal actions, investigations, court challenges, negotiations or similar activities. There can be no assurance that we would have the resources to defend any potential patents in the face of a lawsuit. Further, we rely on trade secrets, know-how and other proprietary information. We seek to protect this information, in part, through the use of confidentiality agreements with employees, consultants, advisors and others. Nonetheless, there can be no assurance that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information and prevent their unauthorized use or disclosure. There is also the risk that our employees, consultants, advisors or others will not maintain confidentiality of our trade secrets or proprietary information, or that this information may become known in some other way or be independently developed by our competitors. We may also be exposed to future litigation by third parties based on claims that our patents, products or activities infringe on the intellectual property rights of others or that we have misappropriated the trade secrets of others. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following, any of which could have a material adverse effect on us or cause us to curtail or cease our operations:

•	cease testing, developing, using and commercializing HemoTech;
•	obtain a license from the holder of the infringed intellectual property right, which could also be costly or may not be available on reasonable terms; or
•	reformulate HemoTech, which may be impossible or too costly.

The patents underlying our products, may expire prior to our receipt, if ever, of FDA or foreign approval.

We have obtained from TTUHSC exclusive worldwide rights to HemoTech under a U.S. patent issued in August 1995, as well as various foreign patents. The patent, U.S. Patent No. 5,439,882, entitled “Blood Substitute” and its foregoing counterparts claims various alternative compositions of the novel blood substitute based on hemoglobin of both bovine and human origin, as well as methods for its production and use. Protection under the U.S. patent expires on August 8, 2012, which may precede our receipt of FDA approval of HemoTech, to the extent FDA approval is granted at all. The Japanese patent and certain of the European patents may also expire on or after August 8, 2012. If the U.S. patent expires before we are able to commercialize our proposed HemoTech product, we may be able to utilize new potential patents related to HemoTech, such as the pending erythropoiesis (production of red blood cells) patent (US 2007/0270333A1) which was filed in 2006 and is actively being pursued, seek commercial exclusivity for a defined time with the FDA and utilize our trade secrets for manufacturing and use of HemoTech. If we are unable to obtain additional patent coverage in advance of the time the existing patent expires or at all, and we fail to receive additional patents, then our competitive position and our ability to successfully commercialize or generate revenues from sales of HemoTech would be materially and adversely affected.  A favorable response from the U.S. Patent Office for the pending erythropoiesis 2006 pending patent has been received.

We have filed for a patent for our newly licensed ORTH Technology from TTUHSC, although there can be no assurance that the patent will be obtained. Our failure to obtain the patent would adversely affect the marketing of any contemplated products and the ability to earn product revenue. In addition, our competitors also may generally be able to get a patent approval before us for comparable technologies.

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

Delaware law does not eliminate a director’s duty of care and this provision has no effect on the availability of equitable remedies such as an injunction or rescission based on a director’s breach of the duty of care. In December 2004, we purchased a $5.0 million insurance policy providing coverage for certain liabilities of our officers and directors. In addition, we have entered into separate director and officer indemnification agreements with each of Arthur Bollon, Ghassan Nino, Robert Baron, Bernhard Mittemeyer, Mark Rosenblum (our former CFO) and Robert Comer, under which we agreed to indemnify and advance expenses to each of these directors and officers, as the case may be, against any losses arising out of or relating to any actual, alleged or suspected act or failure to act by such person in his capacity as a director, officer, employee or agent of HemoBioTech or any affiliated company, trust, joint venture, corporation, limited liability company or partnership for which such person was acting or had acted as a director, officer, employee or agent at HemoBioTech’s request. Further, in connection with Ghassan Nino’s resignation as an officer of HemoBioTech under an employment separation and release agreement dated as of July 15, 2004, we agreed to indemnify Mr. Nino and his heirs, executors, administrators and assigns, against all losses arising out of any claim made by a third party against Mr. Nino or HemoBioTech as a result of an action taken or not taken by Mr. Nino as an officer of HemoBioTech, so long as such actions or inactions were taken or not taken by Mr. Nino in good faith within the scope of his employment.

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

Our Common Stock is deemed to be “penny stock” (as that term is defined under the Securities Exchange Act of 1934, as amended) resulting in increased risk to our investors and certain requirements being imposed on some brokers who execute transactions in our Common Stock. In general, a penny stock is an equity security that:

•	is priced under $5.00;
•	is not traded on a national securities exchange;
•	may be listed in the “Pink Sheets” or the OTC Bulletin Board;
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

Sales of a significant number of shares of our Common Stock in the public market could harm the market price of our Common Stock. As of May 26, 2010, 23,693,434 shares of our Common Stock were issued and outstanding. In addition, as of the date of this report, an aggregate of 4,833,589 shares of our Common Stock may be issued in the future upon exercise of currently outstanding warrants, and 2,223,115  shares of our Common Stock may be issued in the future upon exercise of stock options or other awards granted under our 2003 Stock Option/Stock Issuance Plan and an additional 120,916 shares were available for grant under such plan.  As additional shares of our Common Stock become available for resale in the public market, the supply of our Common Stock will increase, which could decrease its price. Some or all of the shares of Common Stock may be offered from time to time in the open market under Rule 144, and these sales may have a depressive effect on the market for our shares of Common Stock. In general, a non-affiliates who have held restricted shares for a period of six months may sell our Common Stock into the market.

Our management and principal stockholders own a substantial amount of our Common Stock and have effective control of HemoBioTech, which may not always be in the best interests of all of our stockholders.

Our officers, directors and principal stockholders control approximately 59% of our outstanding Common Stock as of December 31, 2009.  If these stockholders act together, they will be capable of controlling our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our Common Stock. This concentration of ownership may not be in the best interests of all our stockholders.

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

Delaware Anti- Takeover Law.

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

ITEM 3.  LEGAL PROCEEDINGS

As of  May 20, 2010, we are not a party to any material litigation or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	PRICE RANGE OF COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “HMBT.OB.”

The range is high and low bid quotations for our common stock during each quarter of the fiscal years ended December 31, 2009 and 2008 is shown below.  Prices are inter-dealer quotations as reported by the FINRA and do not necessarily reflect transactions, retail markups, mark downs, or commissions.  The closing price of our Common Stock on April 30, 2010 was $0.70 per share.

	Years Ended December 31,
	2009		2008
	High	Low	High	Low

First	$1.00	$0.24	$1.40	$0.85

Second	$0.70	$0.30	$1.40	$1.00

Third	$1.01	$0.15	$1.00	$0.70

Fourth	$0.75	$0.18	$1.03	$0.21

HOLDERS OF RECORD

As of April 23, 2010, there were approximately 100 holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid dividends on our shares of common stock.  We currently intend to retain future earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our shares of common stock in the foreseeable future.  Any future determination as to the payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors including the General Corporation Law of the State of Delaware, which provides that cash dividends are only payable out of retained earnings or if certain minimum rations of assets to liabilities are satisfied.  The declaration of cash dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information regarding the status of our existing equity compensation plans at December 31, 2009.

Plan category	Number of shares of common stock to be issued on exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by security holders (1)	2,344,031	$0.74	120,916

Equity compensation plans not approved by security holders	—	—	—

Total	2,344,031	$0.74	120,916

(1) Consists of our 2003 Stock Option/Stock Issuance Plan.
RECENT SALES OF UNREGISTERED SECURITIES

Bridge Financing

Between October 28 and November 25, 2009, the Company completed a bridge financing (the “Bridge Offering”) of $385,000 of Bridge Offering units (the “Bridge Unit”).  The Bridge Units consist of $385,000 principal amount of 10% Promissory Notes (“Bridge Notes”), and 1,540,000 shares of Common Stock, which were offered on a “best efforts” basis.  Meyers Associates, the Placement agent of this Offering and a principal stockholder of the Company, received approximately $55,000 in fees and expenses coincident with the Bridge Notes and Warrants to purchase an aggregate of 539,000 Shares of Common Stock from the Offering.  The Company received net proceeds of approximately $305,000 which are being used for working capital, including expenses of this Offering.  The Bridge Notes (but not the shares of Common Stock included in the Bridge Units) mature in one year from their dates of issuance, however, upon the sale of at least the minimum $1,500,000 in the Company’s current offering, the Bridge Notes shall be converted by the Company into Units at the Purchase Price.

The net proceeds from the Bridge Offering are being used by the Company for working capital purposes.

The Bridge Units were offered and sold in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, based on information provided in the investors’ subscription agreements.

STOCK OPTION GRANTS

The Company granted 676,000 stock options for the year ended December 31, 2009 under its Stock Option/Stock Issuance Plan at a weighted average exercise price of $0.40 per share. Information pertaining to these options is set forth in Note F(6) to the accompanying financial statements.

OPTIONS GRANTED IN 2009
MONTH	SHARES	OPTION PRICE / RANGE	TERM (IN YEARS)
JAN	15,000	$0.73	5 TO 10 YEARS
FEB	-	-	-
MAR	135,000	$0.30 - $0.51	5 TO 10 YEARS
APR	-	-	-
MAY	-	-	-
JUN	35,000	$0.55	5 TO 10 YEARS
JUL	-	-	-
AUG	-	-	-
SEP	-	-	-
OCT	280,000	$0.25	5 TO 10 YEARS
NOV	80,000	$0.40 - $0.44	5 TO 10 YEARS
DEC	131,000	$0.50 - $0.55	5 TO 10 YEARS

TOTAL	676,000

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

At December 31, 2009, approximately $15,000 remained as available funds at TTUHSC and are included in the Company’s prepaid assets.

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

Management believes our cash available of $55,000 at December 31, 2009, will not be sufficient to fund our immediate current operations.  In April 2010, the Company completed a $50,000 bridge loan with one investor on the same terms as the Bridge Offering described above in Item 6, except there is no mandatory conversion of the notes.  This cash position will not be sufficient to carry on current operations beyond the immediate future.

The Company recently significantly reduced its actual and projected expenses and plans to aggressively manage cash costs. Management's plans include continuing to finance operations through one or more private or public offerings of equity or debt securities and monitoring and reducing discretionary expenditures. In order to complete our planned operations which includes implementing certain FDA recommendations including upgrading the production facility, and performing complementary toxicology studies; collectively at a cost ranging from $3,000,000 to $4,000,000, we will need to raise at least $3 million in the near term, although there can be no assurance that we can raise these funds. If we fail to generate enough working capital, either from future debt or equity offerings, we will have to further curtail our planned operations.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $18,032,000 from inception through December 31, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that there is substantial doubt upon the company’s ability to continue as a going concern. Management’s plans include continuing to fund operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.

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

•
PREPARATION AND SUBMISSION OF U.S. IND APPLICATION. We started preparing material for our U.S. IND application on December 13, 2004, when we entered into our Stage II Sponsored Research Agreement with TTUHSC. We are

•
actively planning and implementing the FDA recommendations including upgrading the production facility, preparing for clinical trials and the production of HemoTech, collectively at a cost estimated to range from $5,000,000 to $8,000,000, which are necessary for submission of our U.S. IND application and production of the product, although there can be no assurance that we will be able to meet a specified timetable or budgeted amount. We currently do not have sufficient funds available to pay this amount.  We will need to raise at least $7,000,000 in order to complete the above mentioned activities.

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

If our clinical trials are successful and we are able to meet the timelines set forth above, it is possible that an NDA could be approved by the FDA as early as late-2010, although there can be no assurance that an NDA would be approved by such time, if ever. There can also be no assurance that we will be able to complete our clinical trials under the schedule described above, or ever, or that we will be able to develop a viable and marketable human blood substitute, even if we are able to complete our clinical trials.

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

RESULTS OF OPERATIONS

We are a development stage company and have not generated any revenue from inception through December 31, 2009. To date, our efforts have been principally devoted to evaluating the HemoTech technology, negotiating and entering into our license agreement and Sponsored Research Agreements with TTUHSC, hiring employees and consultants, establishing our Board of Advisors, raising capital, and engaging in other organizational and infrastructure development. In addition, during 2007 the Company upgraded the production facility at Texas Tech University and maintained an animal donor facility.

Total expenses, and thus our losses, totaled $18,032,000 from October 3, 2001 (inception) through December 31, 2009.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Total expenses, and thus our losses, for the year ended December 31, 2009 were $2,329,000 compared with $3,832,000 for the same period a year ago resulting from both significantly lower research and development costs and general and administrative expenses.

Research and Development expenses were $442,000 for the 2009 period, decreasing $1,098,000, or 71.3% from the $1,540,000 in the same period in 2008 resulting from the acquisition of a new TSE technology that removes and inactivates infectious agents (which can cause Mad Cow disease) and viruses valued at $655,000 (See also Note D of the Company’s Notes to Condensed Financial Statements) in 2008; and from significantly lower cash spending to  outside laboratories and consultants and lower costs related to our Stage IV Sponsored Research Agreement with Texas Tech Health Sciences Center. However, during December 2009, the Company issued 600,000 shares valued at $174,000 to Texas Tech.  Charges related to the Sponsored Research Agreement with TTUHSC were approximately $180,000 lower resulting from increased spending on laboratory upgrades in 2008 which did not repeat in the current period. Additionally, approximately $400,000 of costs associated with outside laboratories incurred in 2008 did not repeat in the current period due somewhat to the Company’s weakened cash position.

General and Administrative costs were $1,855,000 for the year ended December 31, 2009, a decrease of $472,000, or 20.2% from the prior year amount of $2,327,000 resulting from  significantly lower compensation costs of approximately $295,000 and lower professional fees of approximately $46,000. Lower compensation costs included both non cash stock-based compensation of $115,000 and reduced salary spending of $180,000.

Interest expense was $47,000 during 2009 compared to zero in 2008 based on the issuance of new debt during 2009.

Interest income decreased to $5,000 in the 2009 period compared to $35,000 in the prior period due to lower cash balances in the current year.

Liquidity and Capital Resources

During the year ended December 31, 2009, net cash used in operating activities was $1,028,000 compared to $1,984,000 in the same period during 2008. This 48% reduction in operating cash spending resulted primarily from lower cash spending related to outside research laboratories, cash compensation costs and reduced professional fees.   During May 2008, the Company purchased the TSE technology from TTUHSC at a cost of 500,000 shares of the Company’s common stock valued at $1.29 per share and a $10,000 cash cost, a total of $655,000.  At December 31, 2009 and 2008, approximately $15,000 and $214,000 of the TTUHSC 2007 Payment is included in prepaid expenses and reflected on our balance sheet.  On December 31, 2009, the Company had approximately $55,000 in unrestricted cash and cash equivalents. This cash position will not be sufficient to carry on current operations beyond two to three months.

During 2009, the Company had net cash provided by financing activities of $640,000 from the issuance of common stock and debt as compared with $412,000 provided in 2008.

As a result of the foregoing, the Company’s cash position decreased by $388,000 during 2009.

During October and through November 30, 2009, the Company received $385,000 in gross proceeds, coincident with a short term bridge financing (“Bridge Notes”). In exchange for this amount, the Company issued 10% Promissory Notes that may convert into shares of the Company’s common stock at the earlier of one year from the date of issue or upon the Company’s issuance of at least $1,500,000 in a Private Placement financing. The Bridge Notes are payable in either cash or the Company’s common stock, at the Company’s discretion. Additionally the Bridge Note investors received four shares of the Company’s common stock for each $1.00 invested in the Bridge Notes or an aggregate of 1,540,000 shares of common stock. The net proceeds from the Bridge Notes was approximately $305,000. The value associated with the 1,540,000 common shares was approximately $447,000 and was charged to operations during 2009.

The Placement Agent in the Bridge Notes is also a financial advisor to the Company and a significant shareholder of the Company (Note F(2). The Placement Agent received approximately $48,000 in fees and expenses coincident with the Bridge Notes and warrants to purchase an aggregate of 539,000 shares of Common Stock.

The Bridge Notes will convert to common stock at a price determined by a contemplated $3,000,000 Private Placement financing.  The Private Placement terms include a conversion price of the Bridge Notes to the company’s common stock at the lower of $.25 or a 25% discount to the 10 day trading weighted average of the closing price of the Company’s common stock prior to the first closing.

In April 2010, the Company received $50,000 in gross proceeds in exchange for 10% promissory notes issued on the same term as the Bridge Note described above.  This one investor received 200,000 shares of Common Stock in consideration of his investment.  The placement agent received $8,500 in fees and expenses and warrants to purchase 70,000 shares of Common Stock.

The Company recently significantly reduced its actual and projected expenses and plans to aggressively manage cash costs. While the Company has been able to obtain funding in the past, there can be no assurance that they will be able to do so in the future. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities and monitoring and reducing discretionary expenditures. In order to complete our planned operations which includes implementing FDA recommendations necessary for submitting our IND to the FDA, upgrading the production facility, preparing for a toxicology study on primates, the production of HemoTech; collectively at a cost ranging from $2,000,000 to $4,000,000, we will need to raise at least $3 million in the near term, although there can be no assurance that we can raise these funds. If we fail to generate enough working capital, either from future debt or equity offerings, we will have to further curtail our planned operations.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred cumulative losses of $18,032,000 from inception through December 31, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. These conditions indicate that the Company may not be able to continue as a going concern. Management’s plans include continuing to fund operations through one or more public or private offerings of equity securities, although there is no assurance they will be able to do so in the future, and monitoring and reducing discretionary expenses.  See Note B of Notes to Financial Statements.

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

As of December 31, 2009, we had cash and cash equivalents of $55,000. Declines of interest rates over time will, however, reduce our interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Index to Financial Statements appears on page F-1, the Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-22.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

The disclosures concerning the Company’s change in accountants were reported on a Form 8-K filed on April 13, 2010.  There were no disagreements or reportable events reported.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. A clear and concise segregation of duties is important to maximize checks and balances so that no single individual has control over two or more phases of a transaction or operation. A strong segregation of duty also is critical to reduce effectively the risk of mistakes and inappropriate actions preventing fraud and discourages collusion. It can be difficult for small businesses to always have a clear separation of duties because there simply are not enough personnel to cover each and every process and procedure. Ultimately, checks and balances need to be in place as a supportive measure to the business operations, but also as a fraud prevention measure as well. Because we have limited financial personnel, and limited resources, compliance with segregation of duties and proper oversight of control requirements is extremely difficult  In connection with the evaluation referred to in the foregoing paragraph, we have identified no change in our internal control of financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During October and through November 30, 2009, the Company received $385,000 in gross proceeds, coincident with a short term bridge financing (“Bridge Notes”). In exchange for this amount, the Company issued 10% Promissory Notes that may convert into shares of the Company’s common stock at the earlier of one year from the date of issue or upon the Company’s issuance of at least $1,500,000 in a Private Placement financing. The Bridge Notes are payable in either cash or the Company’s common stock, at the Company’s discretion. Additionally the Bridge Note investors will receive four shares of the Company’s common stock for each $1.00 invested in the Bridge Notes. Accordingly, during the fourth quarter, the Company will issue 1,540,000 shares of common stock. The net proceeds from the Bridge Notes was approximately $305,000. The value associated with the 1,540,000 common shares was approximately $447,000 and was charged to operations during 2009.

The Placement Agent in the Bridge Notes is also a financial advisor to the Company and a significant shareholder of the Company (Note G(2). The Placement Agent received approximately $48,000 in fees and expenses coincident with the Bridge Notes.

The Bridge Notes will convert to common stock at a price determined by a contemplated $3,000,000 Private Placement financing.  The Private Placement terms include a conversion price of the Bridge Notes to the company’s common stock at the lower of $.25 or a 25% discount to the 10 day trading weighted average of the closing price of the Company’s common stock prior to the first closing.

The beneficial conversion feature from the conversion of the Bridge Notes to common stock and the debt discount, which is valued at $132,000 based on the effective conversion price and the market price on the date of issuance, will be amortized to interest expense using the effective interest method over the life of the Bridge Notes.
Effective as of April 9, 2010, upon the authorization and approval of the Audit Committee of its Board of Directors, the Registrant engaged M&K CPAs, PLLC as its independent registered public accounting firm. M&K CPAs, PLLC was engaged to also re-audit the Registrant’s financial statements for the year ended December 31, 2008.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following descriptions provide information covering each executive officer and director of the Company as of the date of this Report.

Name	Age	Position
Robert Baron	70	Chairman of the Board
Arthur P. Bollon, Ph.D.	67	President, CEO and Director
Robert Comer, CPA, MBA	77	Interim Chief Financial Officer and Secretary and Director
Mario Feola, M.D.	83	Chief Medical Officer
Jan Simoni, Ph.D., DVM	59	Acting Vice President and Principal Investigator of Research and Development and Advisor
Ghassan Nino, CPA, CMA	42	Director
Robert E. Dragoo, Jr.	70	Director
Lt. General Bernhard Mittemeyer, M.D. (U.S. Army, retired)	79	Director

Robert Baron has served on the board of directors of the Company since November 2004, and as Chairman of the board since October 26, 2009.  Currently, Mr. Baron is a director of Opko Health, Inc., a publicly traded clinical stage biopharmaceutical company, Andover Medical, Inc., a publicly traded durable medical equipment distributor. Previously, Mr. Baron served as the President of Cash City, Inc. from 1999 to 2003. Cash City is a payday advance and check cashing business. From 1997 to 1999 Mr. Baron was the President of East Coast Operations for CSS/TSC, Inc., a distributor of blank t-shirts and fleece and accessories and a subsidiary of Tultex, Inc., a publicly held company. From 1986 to 1997, Mr. Baron was the chairman of T Shirt City, Inc., a privately held company.

Arthur P. Bollon has served on a full-time basis as our President and Chief Executive Officer since April 8, 2003.  Until October 2009, he also served as Chairman of the Board.  Dr. Bollon has over 25 years of experience in biotechnology as an executive, scientist and entrepreneur. In 2003 he co-founded Biogress, LLC, a biotechnology service company. Between 1991 and 2002, Dr. Bollon was Chairman, President and Chief Executive Officer of Cytoclonal Pharmaceutics, a publicly traded biotechnology company which he co-founded in 1991. Cytoclonal Pharmaceutics completed an initial public offering in 1995. In 1987, Dr. Bollon was a founder of Wadley Biosciences Inc./Lymphokine Partners, a partnership between Wadley Cancer Center and Philips Petroleum. Between 1987 and 1990, Dr. Bollon was Chairman and CEO of the Wadley Biosciences Inc. Between 1979 and 1987, Dr. Bollon served as Chairman of the Department of Molecular Genetics and Director of Genetic Engineering at the Wadley Cancer Center. Between 1972 and 1979, Dr. Bollon served as an Assistant Professor at the University of Texas Health Science Center in Dallas. He has also served as Adjunct Professor at the University of Texas at Dallas. He received his Ph.D. in Molecular Genetics from Rutgers University and was a Post Doctorate Fellow at Yale University.

Robert Comer has served as Interim Chief Financial Officer and Secretary since January 1, 2010 and as a director since April 6, 2005. Mr. Comer served as Chairman of the Audit Committee and is a member of the Nominating and Corporate Governance Committee. From 1994 to the present, Mr. Comer has been involved in contract consulting and served as our Acting Chief Financial Officer between November 18, 2004 and April 1, 2005. From 1991 to 1994, he served as Chief Financial Officer of Banc One Management and Consulting Corporation. From 1987 to 1991, Mr. Comer was Managing Partner of Robert W. Comer & Associates. From 1985 to 1987, Mr. Comer was a Director of Financial Management Services of InterFirst Corporation. From 1969 to 1981, Mr. Comer was an audit partner with Arthur Andersen & Co. Mr. Comer received his B.S. and M.B.A. degrees from Indiana University.

Mario Feola is a co-inventor of HemoTech and has been our full-time Chief Medical Officer since November 1,2004. From December 14, 2003 through October 31,2004, Dr. Feola served as our Chief Medical Officer on a part-time basis. Between 1994 and 2004, Dr. Feola served as the Chief of Surgery at the Veteran's Affairs Hospital in Amarillo, Texas and since 1977, Dr. Feola has served as a Professor of Surgery at Texas Tech. Dr. Feola has authored or co-authored more than 100 papers, book chapters and research abstracts. Dr. Feola has been a speaker at many national and international blood substitute conferences and is a member of numerous scientific and professional organizations. He received his M.D. degree from the University of Naples, Italy.

Jan Simoni is a co-inventor of HemoTech and has served as our Acting Vice President and Principal Investigator of Research and Development since 2002. On July 13, 2005, the Company entered into an advisory agreement with Dr. Simoni to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second-generation blood substitute, HemoTech. Since 1993, Dr. Simoni has also served as the Blood Substitute Group Leader and now as Research Professor in the Department of Surgery at Texas Tech, where he co-invented HemoTech. Since 2004, he holds a joint appointment as Research Associate Professor in the Department of Internal Medicine, being involved in the cardiology and nephrology fellows education process. Between 1990 and 2002, Dr. Simoni served as Assistant Research Professor and from 2002 to 2007 as Associate Research Professor of Surgery at Texas Tech. Between 1985 and 1990, Dr. Simoni was a Research Instructor in the Department of Surgery at Texas Tech. Previously, Dr. Simoni served as a Research Scientist and Senior Lecturer in the Department of Pathophysiology at Wroclaw University of Environmental and Life Sciences. Dr. Simoni is the author or co-author of more than 250 scientific publications including 86 papers and book chapters, 156 abstracts and several patents. He was an invited speaker at many national and international blood substitute conferences and has organized and chaired many blood substitute sessions. Dr. Simoni is a member of a number of scientific and professional organizations, including the National Research Honor Society, the American Society for Artificial Internal Organs (ASAIO), the International Society for Artificial Cells, Blood Substitutes and Immobilization Biotechnology and the American Veterinary Medical Association. Dr. Simoni is an Editorial Board member of the ASAIO Journal and a reviewer for the Journal of Pharmacology and Experimental Therapeutics, Pharmacological Biochemistry, ASAIO Journal, Artificial Organs, Nature Biotechnology, Medicinal Research Reviews and Oncogene. Dr. Simoni received his veterinary medical degree (D.V.M.) and doctoral degree (Ph.D.) from Wroclaw University of Environmental and Life Sciences. Dr. Simoni is compensated directly by Texas Tech in accordance with the terms of our sponsored research agreement with Texas Tech, for which the Company reimburses Texas Tech.

Ghassan Nino has served as our Vice Chairman of the Board since October 6, 2003. Mr. Nino founded our predecessor-in-interest, HemoBioTech, Inc., a Texas corporation, in December 2001. Between October 6, 2003 and July 15, 2004, Mr. Nino served as our Vice Chairman and Acting Chief Financial Officer. Mr. Nino resigned as an employee and officer of the Company, effective as of July 15, 2004, and continues to serve as our non-executive Vice Chairman of the Board. In April 2003, Mr. Nino co-founded Biogress LLC, a biotech service company, and has served as its managing director since that time. In April 2002, Mr. Nino founded Pave Systems Inc., a technology software company, and has served as its managing director since that time. In August 1998, Mr. Nino founded Ascend Mobility, Inc., a business and technology advisory company, and served as a director of Ascend until March 2004. Mr. Nino expects to continue devoting time to these and other ventures during his tenure with us. Between 1997 and 1998, Mr. Nino was a Practice Development Director at Deloitte Touche Tohmatsu.  Mr. Nino received his M.B.A. degree from California State, Fullerton.

Robert E. Dragoo, Jr. has served as a director since January 28, 2009. Mr. Dragoo currently serves as the Chief Operating Officer and Senior Vice President for Administration and Finance at Texas Tech University which is a significant shareholder of the Company. Prior to Texas Tech, Mr. Dragoo was a Senior Vice President for Temple Inland Corporation and is a former Senior Partner of Ernst and Young’s Center for Business Innovation located in Cambridge Mass. Mr. Dragoo has over 35 years experience in business management and business performance improvement. He holds a B.S. in Mechanical Engineering from Texas Tech University, and completed an Executive MBA program at Harvard University.

Lt. General Bernhard Mittemeyer, M.D. (U.S. Army, retired) has served as a member of our Board of Directors since December 10, 2004, and currently serves on each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Dr. Mittemeyer served as our Advisory Board Chairman from November 5, 2003 to December 9, 2004. Dr. Bernhard T. Mittemeyer currently serves as Professor of Urological Surgery in the Department of Urology of the School of Medicine at the Texas Tech University Health Sciences Center. During his 21 years at Texas Tech, Dr. Mittemeyer served the institution in several positions; most recently as Interim President of the Health Sciences Center, Interim Dean of the School of Medicine and as Chief of the Division of Urology. Before joining Texas Tech in 1986, Dr. Mittemeyer served 28 years in the Army, rising to the rank of Lieutenant General and retiring in 1985 as Army Surgeon General, the highest position open to Army physicians. As Surgeon General of the Army from 1981 to 1985, he was Chief Executive Officer of the Army Medical Department and Senior Medical Staff Advisor to the Chief of Staff of the Army and the Secretary of the Army. Prior to his assignment as the Army Surgeon General, Dr. Mittemeyer served as Commander and Chief Executive Officer of Walter Reed Army Medical Center, the military’s largest tertiary care, research and teaching hospital. Other key Army assignments have included: Chief of the Army Medical Corps and Chief of Professional Services; Commander of the U.S. Army Medical Command in Korea; Army Division Surgeon and Medical Battalion Commander of the 101st Airborne Division in Vietnam. Dr. Mittemeyer holds numerous military decorations and citations, including the Distinguished Service Medal, the Army’s highest peacetime award, as well as the Distinguished Flying Cross and Bronze Star Medal for valor in combat. Non-military honors include an honorary Doctor of Law from Movarian College, an honorary Doctor of Science from William Jewell College and the Alumni Achievement Award in Health Policy from Temple University School of Medicine. Dr. Mittemeyer received his Doctor of Medicine Degree from the Temple University School of Medicine in Philadelphia. He has authored or co-authored more than 40 publications and has made numerous presentations in the areas of Urology, Surgery, Health Care Administration and Leadership over his more than 50 year career in medicine.

All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.  There are no family relationships among our directors or executive officers. No director has been a general partner or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director has been convicted of a criminal offense or is the subject of a pending criminal proceeding. No director has been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director has been found by a court to have violated a federal or state securities or commodities law.

Under the terms of the Company’s Sponsored Research Agreement, dated July 18, 2002, with Texas Tech University Health Sciences Center, pursuant to which Texas Tech agreed to assist the Company in continuing to develop the Company’s HemoTech product as a potential viable human blood substitute, Texas Tech has the right to designate to our Nominating and Corporate and Governance Committee one person for consideration by the committee for nomination as a director of our Board. Dr. Mittemeyer is Texas Tech’s Board designee. Texas Tech’s right to designate a Board nominee candidate terminated on October 13, 2006.

Under the terms of our October 2004 private placement, Meyers Associates, L.P. has the right to designate to our Nominating and Corporate and Governance Committee one person for consideration by the committee for nomination as a director of our Board or alternatively, at its option, to designate one person to attend all meetings of the Board. Robert Baron is Meyers Associates, L.P.’s Board designee. Meyers Associates’, L.P. right to designate a Board nominee candidate was to terminate when Meyers Associates, L.P. no longer owned at least 10% of our outstanding capital stock, however, that right will continue upon completion of the pending Offering.

Board Committees

The Company has a standing Audit Committee, which was formed in April, 2005, a standing Compensation Committee, which was formed in April, 2005, and a standing Nominating and Corporate Governance Committee, which was formed in May 2006.

The Audit Committee currently consists of Bernhard Mittemeyer, Robert Baron and Robert E. Dragoo, Jr. (Chairman) who joined the committee on January 28, 2009. The Audit Committee has adopted a formal written charter, which is available on the Company’s website at www.hemobiotech.com.  Each of Messrs. Mittemeyer, Baron and Dragoo is “independent” under Rule 10A-3(b)(1)(ii) under the Exchange Act, and Messrs. Mittemeyer, Baron and Dragoo are “independent” under Rule 4200(a)(15) of the Financial Industry Regulating Authority (“FINRA”).  In addition, the Board of Directors has determined that Mr. Dragoo qualifies as an “audit committee financial expert” within the meaning of the SEC rules.

The Compensation Committee currently consists of Bernhard Mittemeyer, Robert Baron (Chairman) and [Robert Comer]. The Compensation Committee has adopted a formal written charter, a copy of which is available on the Company’s website at www.hemobiotech.com.  Dr. Mittemeyer is independent under Rule 4200(a)(15) of the FINRA.

The Nominating and Corporate Governance Committee consists of Bernhard Mittemeyer, Robert Baron (Chairman), Robert Comer and Robert E. Dragoo, Jr. who joined the committee on January 28, 2009.  The Nominating and Corporate Governance Committee has adopted a formal written charter, a copy of which is available on the Company’s website at www.hemobiotech.com.  Dr. Mittemeyer is independent under Rule 4200(a)(15) of the FINRA.

The membership of and information about each of our Board committees is shown below.

Committee/Current Members

Audit Committee
Dr. Mittemeyer
Mr. Baron
Mr. Dragoo (Chairman)

Committee Functions

·	Oversees financial and operational matters involving accounting, corporate finance, internal and independent auditing, internal control over financial reporting, compliance, and business ethics.

·	Oversees other financial audit and compliance functions as assigned by the Board.

·	Reviews areas of potential significant financial risk to the Company.

·	Has the sole authority to select, evaluate, replace and oversee the Company’s independent registered public accounting firm.

·	Has the sole authority to approve non-audit services to be performed by the independent registered public accounting firm.

·	Monitors the independence and performance of the independent registered public accounting firm.

·	Provides an avenue of communications among the independent registered public accounting firm, management and the Board of Directors.

·	Determines whether “related party transactions” are permissible.

Compensation Committee
Mr. Baron (Chairman)
Dr. Mittemeyer
Robert Comer

Committee Functions

·	Reviews the performance of Company officers and establishes overall executive compensation policies and programs.

·
Reviews and approves compensation elements such as base salary, bonus awards, stock option grants and other forms of long–term incentives for Company officers (no member of the committee may be a member of management or eligible for compensation other than as a director).

·	Reviews succession plans for Company officers.

·	Reviews Board compensation and stock ownership matters.

Nominating and Corporate Governance Committee
Mr. Baron (Chairman)
Dr. Mittemeyer
Mr. Comer
Mr. Dragoo

Committee Functions

·	Develops criteria to determine the qualifications and appropriate tenure of directors.

·	Reviews such qualifications and makes recommendations to the Board regarding the nomination of current directors for re-election to the Board as well as new nominees to fill vacancies on the Board.

·	Considers stockholder recommendations for Board nominees, as described below.

·	Recommends to the Board the chairmanship and membership of each Board committee.

·	Considers applicable social and ethical issues and other matters of significance in areas related to corporate public affairs.

Nominating and Corporate Governance Committee Matters

The Nominating and Corporate Governance Committee expects, as minimum qualifications, that nominees to the Board (including incumbent directors) will enhance the Board’s management, finance and/or scientific expertise, will not have a conflict of interest and will have a high ethical standard and, with respect to new members of the Board, a willingness to serve at least an initial three-year term for the committee to recommend them to the Board of Directors. A director nominee’s knowledge and/or experience in areas such as, but not limited to, the medical, pharmaceutical, biotechnology, biopharmaceutical or life sciences industry, equity and debt capital markets and financial accounting are likely to be considered both in relation to the individual’s qualification to serve on our Board of Directors and the needs of the Board as a whole. Other characteristics, including, but not limited to, the director nominee’s material relationships with the Company, time availability, service on other boards of directors and their committees, or any other characteristics which may prove relevant at any given time as determined by the Nominating and Corporate Governance Committee shall be reviewed for purposes of determining a director nominee’s qualification.

Candidates for director nominees are evaluated by the Nominating and Corporate Governance Committee in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of the Company’s stockholders. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee would be considered “independent” under Rule 4200(a)(15) of the NASD, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. In the case of incumbent directors whose terms of office are set to expire, the Nominating and Corporate Governance Committee reviews such directors’ overall service to the Company during their term, including the number of meetings attended, level of participation, quality of performance, and any other relationships and transactions that might impair such directors’ independence. The Nominating and Corporate Governance Committee meets to discuss and consider such candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder or not. To date, the Nominating and Corporate Governance Committee has not paid a fee to any third party to assist in the process of identifying or evaluating director candidates.

The Nominating and Corporate Governance Committee will evaluate and recommend each of the directors currently standing for re-election at the next Annual Meeting.

The Board of Directors does not impose term limits or a mandatory retirement age for directors. While it is believed that a director’s knowledge and/or experience can continue to provide benefit to the Board of Directors following a director’s retirement from his or her primary work affiliation, it is recognized that a director’s knowledge of and involvement in ever changing business environments can weaken, and therefore his or her ability to continue to be an active contributor to the Board of Directors shall be reviewed. Upon a director’s change in employment status, he or she is required to notify the Chairman of the Board of Directors and the Chair of the Nominating and Corporate Governance Committee of such change and to offer his or her resignation for review.

Stockholder Nomination Policy

It is our policy to review and consider all candidates for nomination and election as directors who may be suggested by any director or executive officer of the Company. Our policy is also to refer to the Nominating and Corporate Governance Committee for consideration any director candidate recommended by any stockholder if made in accordance with the Company’s charter, bylaws and applicable law. To be considered, a recommendation for director nomination should be submitted in writing to: HemoBioTech, Inc., Nominating and Corporate Governance Committee, Attention: Chief Financial Officer, 5001 Spring Valley Road, Suite 1040 - West, Dallas, Texas 75244.

Code of Business Conduct and Ethics and Guidelines on Governance Issues

Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, a copy of which is available on the Company’s website at www.hemobiotech.com. The Company will provide a copy of this code to any person, without charge, upon request, by writing to the Company at HemoBioTech, Inc., Attention: Chief Financial Officer, 5001 Spring Valley Road, Suite 1040 - West, Dallas, Texas 75244. We intend to satisfy the disclosure requirement under Item 5.05   of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address specified above.

Communications with the Board

Stockholders may communicate in writing with our Board of Directors, any of its committees, or with any of its non-management directors by sending written communications addressed to: HemoBioTech, Inc., Attention: Chief Financial Officer, 5001 Spring Valley Road, Suite 1040 - West, Dallas, Texas 75244. Our Chief Financial Officer will review each communication and will forward such communication to the Board or to any individual director to whom the communication is addressed unless the communication is unduly hostile, threatening or similarly inappropriate, in which case, the Chief Financial Officer shall discard the communication.

Policies on Reporting Certain Concerns Regarding Accounting and Other Matters

We have adopted policies on the reporting of concerns regarding accounting, internal accounting controls or auditing matters to the Audit Committee. Any person who has a concern regarding accounting, internal accounting controls and auditing controls and auditing matters may submit that concern to: HemoBioTech, Inc., Attention: Chief Financial Officer, 5001 Spring Valley Road, Suite 1040 - West, Dallas, Texas 75244. Employees may communicate all concerns regarding accounting, internal accounting controls and auditing matters to the Audit Committee on a confidential and anonymous basis through the Company’s compliance officer: complianceofficer@hemobiotech.com. This e-mail address is checked routinely and any information is recorded and reported to the Audit Committee Chairman.

Board Compensation and Benefits

Retainer, Fees and Expenses. Non-employee directors are entitled to receive retainers in quarterly increments based on an annualized rate of $15,000 a year.  Cash compensation of $7,500 was paid during the year ended December 31, 2009 to each non-employee director.

Further, we will reimburse our directors for reasonable accommodations, coach travel and other miscellaneous and customary expenses relating to such director’s attendance of Board meetings, payable promptly on submission of actual receipts for such expenses.

No directors currently receive consulting fees from the Company. Directors who are also employees of the Company (currently, only Dr. Bollon and Mr. Comer) receive no additional compensation for service on the Board.

Stock Options. On joining the Board, each non-employee director receives an option to purchase 15,000 shares of common stock, which will vest immediately, and will become eligible to receive, at the end of each calendar quarter, an additional option to purchase 7,000 shares of common stock, all of which will vest immediately.  The exercise price of these options for our directors owning less than 5% of our common stock will be the fair market value of our common stock as of the last Friday of each quarter and have a term of ten years.  For all directors with a 5% or greater ownership in our common stock, the exercise price shall be 110% of the fair market value at the date of grant and the option term will be five years.

Director Compensation Table

During the year ended December 31, 2009, our Directors each received $7,500 cash compensation.  Our non-employee directors earned option grants to purchase 28,000 shares of common stock and options granted at fair market value to purchase $15,000 of Common Stock.  The financial statement compensation cost for stock option awards granted to five non-employee directors during 2009 was $110,685 and was recognized in our statement of operations for the year 2009.  The compensation cost is based on the fair value of the stock option grants as estimated using the Black-Scholes option pricing model.  The assumptions used to estimate fair value are discussed in Note F(6) to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

As of December 31, 2009, the non-employee Directors held (or were entitled to receive) options to purchase the following numbers of shares of our common stock: Mr. Baron: 154,000; Mr. Comer: 149,000; Dr. Mittemeyer: 186,582; Mr. Nino: 136,000 and Mr. Dragoo: 78,000.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain summary information for the two years ended December 31, 2009, indicated with respect to the compensation awarded to, earned by, or paid to our Chief Executive Officer and each of the other most highly compensated executive officers of HemoBioTech whose total annual salary and bonus exceeded $100,000. We refer to these executive officers in this proxy statement as the “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Arthur P. Bollon, Ph.D.,
Chairman of the Board, Chief Executive Officer & President	2009	$136,241		23,751	—	0	159,992
	2008	230,957		54,707	—	0	285,664

Mark J. Rosenblum, C.P.A.,
Chief Financial Officer & Secretary	2009	$101,104		47,305	—	0	148,409
	2008	161,360		97,929	—	0	259,289

Mario Feola, M.D.,
Chief Medical Officer	2009	$-		0	—	0	-0-
	2008	58,461		0	—	0	58,461

Jan Simoni, Ph.D., DVM,
Acting Vice President and Principal Investigator of Research and Development	2009	$-		39,787	—	0	39,787
	2008	54,575		71,443	—	0	126,018

Footnotes

(1)
The amounts in this column equal the financial statement compensation cost for stock option awards as recognized in our statement of operations for the year 2008 and 2009.  The compensation cost is based on the fair value of the stock option grants as estimated using the Black-Scholes option pricing model.  The assumptions used to estimate fair value are discussed in Note F(6) to our consolidated financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2009 and 2008.

(2)
We awarded bonuses to the Named Executive Officers based on our achievement of certain performance targets and the Executive Officers’ employment agreements. Accordingly, bonus amounts are reported in the Non-Equity Incentive Plan Compensation column.

Stock Option Grants and Exercises

The Company may grant options to its executive officers under the Amended and Restated 2003 Stock Option/Stock Issuance Plan (the “Plan”). As of December 31, 2009, options to purchase a total of 2,223,115 shares were outstanding under the Plan and options to purchase 120,916 shares remained available for grant under the Plan. Generally, the exercise price per share for the options granted under the Plan will not be less than the fair market value of the stock on the date of grant.

Our Compensation Committee administers the Plan. Subject to the terms of the Plan, the Compensation Committee determines the recipients, the number and type of stock options to be granted, the exercise price and the terms and conditions of the stock options.

Outstanding Equity Awards at Fiscal Year End

The following table shows information regarding grants of stock options held by our Named Executive Officers at December 31, 2009.  We have never granted any stock appreciation rights.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Arthur P. Bollon, Ph.D.	80,558	30,554	1.25	April 24, 2013
Mario Feola, M.D.	271,528	0	.18	December 15, 2013
Jan Simoni, Ph.D., DVM	271,528	0	.18	July 13, 2015

Other Benefits

We offer medical insurance for all of our employees. The cost to the Company for providing these benefits in 2009 for our Named Executive Officers was approximately $42,202.

The Company does not presently sponsor a defined contribution 401(k) savings plan for its employees and does not maintain any other retirement or pension plan for its employees.

Change in Control Arrangements

Our 2003 Plan provides that each grant may provide for the earlier exercise of an option right in the event of a "Change-in-Control" or similar event. For this purpose, a "Change-in-Control" includes (1) a stockholder-approved merger, consolidation or other reorganization in which securities representing more than 50% of the total combined voting power of the Company's outstanding securities are beneficially owned, directly or indirectly, by a person or persons different from the person or persons who beneficially owned those securities immediately prior to such transaction; (2) a stockholder-approved sale, transfer or other disposition of all or substantially all of the Company's assets; or (3) the acquisition, directly or indirectly, by any person or related group of persons (other than the Company or a person that directly or indirectly controls, is controlled by, or is under common control with, the Company), of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than 50% of the total combined voting power of the Company's outstanding securities from a person or persons other than the Company. Following specified Change-in-Control transactions, the vesting and exercise of specified equity awards generally will be accelerated only if the awardee's award agreement so specifies. The standard form of stock option agreement provides for the option to become fully vested and exercisable immediately prior to the effective date of a Change-in-Control; provided that the option will not become exercisable on an accelerated basis if and to the extent: (i) the option is to be assumed by the successor corporation (or parent thereof) or is otherwise to be continued in full force and effect pursuant to the terms of the Change-in-Control transaction or (ii) the option is to be replaced with a cash incentive program of the successor corporation which preserves the spread existing on the option shares covered by the option at the time of the Change-in-Control and provides for the subsequent payout of that spread no later than the time the option shares would have otherwise become exercisable.

Our employment agreements with our Named Executive Officers contain provisions triggered by a change in control. See "Employment Agreements and Other Arrangements" below.

Employment Agreements and Other Arrangements

Employment Agreement with Arthur P. Bollon. On October 6, 2003, we entered into an amended employment agreement with Dr. Bollon, under which Dr. Bollon agreed to serve as our Chairman of the Board, President and Chief Executive Officer for an initial term of three years, automatically renewable for one-year periods unless otherwise terminated by either party on at least 90 days' prior written notice. In exchange for his services, we agreed to pay Dr. Bollon an annual base salary of $265,000 plus annual cost-of-living increases and health benefits. The parties agreed that payment of Dr. Bollon's base salary and benefits would be deferred until such time as the Company raised at least $4.0 million. On July 15, 2004, Dr. Bollon agreed to forgive all deferred compensation and benefits accrued and owing as of October 13, 2004, the date of the closing of the minimum offering of our private placement financing. Commencing as of October 13, 2004 and through such time as we complete a subsequent financing of $10.0 million, Dr. Bollon has agreed to an adjusted base salary at the rate of $150,000 per annum, payable in accordance with his employment agreement. In addition to Dr. Bollon's base salary and benefits package agreed to in October 2003, we granted to Dr. Bollon an option to purchase 651,668 shares of our common stock at an exercise price of $.20, all of which were fully vested and exercisable as of April 23, 2007.

On January 3, 2005, the Company and Dr. Bollon agreed to extend the term of his employment to October 6, 2007. Under an amendment to Dr. Bollon's employment agreement, dated April 6, 2005, we agreed that following our consummation of equity and bank financings having gross proceeds to us of at least $10.0 million, Dr. Bollon's base salary will be increased and Dr. Bollon will be entitled to receive an annual bonus equal to 25% of his then-effective base salary. In the event Dr. Bollon's employment with us is terminated other than voluntarily by Dr. Bollon or for "just cause", Dr. Bollon will be entitled to receive a pro rated portion of the bonus that would otherwise have been due. Further, we agreed that, on the consummation of such a $10.0 million financing, Dr. Bollon will be entitled to receive a onetime bonus in the amount of $52,500 and the term of his employment will be extended to the three-year anniversary of the closing date of such $10.0 million financing. Effective November 17, 2005, the agreement was further amended to provide an increased current base salary and extension of the employment agreement to October 6, 2008. On April 23, 2008, Dr. Bollon’s employment agreement was extended through October 31, 2010.

Dr. Bollon's employment agreement will terminate on the earlier of (1) its expiration, (2) the mutual agreement of the parties, (3) the voluntary termination of Dr. Bollon other than as a result of a Constructive Termination Event (as defined below), (4) Dr. Bollon's death or disability, and (5) termination of Dr. Bollon for cause. In the event of Dr. Bollon's voluntary termination or on termination for cause, Dr. Bollon will not be entitled to receive any Severance Payment (as defined in the employment agreement) and will be entitled to receive only his base salary through the effective date of termination. In the event of Dr. Bollon's termination without cause (i.e., following a Constructive Termination Event, as defined in the employment agreement, or on Dr. Bollon's death) or as a result of a disability, Dr. Bollon will be entitled to receive severance payments of equal monthly installments of his then base salary for a minimum of six and a maximum of twelve months salary.

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

During April 2008, we granted Dr. Bollon 100,000 stock options and in October 2008, Dr. Bollon exercised 651,668 options and received a like amount of our common stock.

Employment Agreement with Mario Feola. On December 14, 2003, we entered into an employment agreement, under which Dr. Feola agreed to serve as our Chief Medical Officer. Dr. Feola is a co-inventor of our product, HemoTech. The agreement called for an initial base salary and included an option grant in the amount of 271,528 options.  The agreement was amended on July 15, 2004 to state that Dr. Feola would act as a part-time Chief Medical Officer until such time as the private placement was consummated.  Dr. Feola has been our full-time Chief Medical Officer since October 27, 2004. Dr. Feola or the Company may terminate the employment relationship with or without cause at any time.

Arrangement with Dr. Jan Simoni. Dr. Simoni has served as our Acting Vice President and Principal Investigator of Research and development since 2002, through a Sponsored Research Agreement with Texas Tech Health Sciences Center, where he is employed, and an Advisor since July, 2005. Since 1993, Dr. Simoni has served as the Blood Substitute Group Leader at Texas Tech and is an Associate Professor of Research in the Department of Surgery at Texas Tech, where Dr. Simoni co-invented HemoTech. Dr. Simoni’s advisory agreement may be terminated by himself or the Company upon sixty days written notice.

On July 13, 2005, the Company entered into an advisory agreement with Dr. Simoni to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech. The agreement provides for 271,528 non-qualified stock options to purchase shares of our common stock.

Confidentiality and Indemnification Agreements

In connection with their respective employment, consulting and advisory agreements, each of the foregoing individuals have either entered into separate confidentiality, proprietary information and inventions agreements or else such confidentiality provisions were contained in each individual's employment, consulting or advisory agreement. In addition, we have entered into indemnification agreements with each of Mr. Nino, Dr. Bollon, Mr. Baron, Dr. Mittemeyer and Mr. Comer under which we have agreed to indemnify each of such individuals from and against all claims that may be brought against them as a result of their position as an executive officer or member of our Board of Directors.

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

·
conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

·	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2009 (except as noted) regarding the beneficial ownership of our Common Stock by:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our Common Stock;

•	each of our directors and Named Executive Officers; and

•	all our directors and executive officers as a group.

The number of shares owned and percentage ownership in the following table is based on 23,493,434 shares of Common Stock outstanding on December 31, 2009.  Except as otherwise indicated below, the address of each officer; director and 5% stockholder listed below is c/o HemoBioTech, Inc., 5001 Spring Valley Road, Suite 1040 - West, Dallas, Texas 75244.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to per ns who possess sole shared voting power or investment power with respect to those securities. In addition, the rules include issues of Common Stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable within 60 days of December 31, 2009. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned
5% Stockholders:
Nino Partners, LLC	1,851,047	(1)	7.8%
15889 Preston Road, Ste. 2006 Dallas, Texas 75248
Russell Cleveland	2,955,999	(2)	12.6%
c/o Renn Capital Group, Inc. 8080 N. Central Expressway, Suite 210, LB-59 Dallas, TX 75206
Renn Capital Group, Inc.	2,955,999	(2)	12.6%
8080 N. Central Expressway, Suite 210, LB-59 Dallas, TX 75206
Renaissance US Growth Investment Trust PLC	1,710,000	(2)	7.3%
c/o Renn Capital Group, Inc. 8080 N. Central Expressway, Suite 210, LB-59 Dallas, TX 75206
US Special Opportunities Trust PLC	1,245,999	(2)	5.3%
c/o Renn Capital Group, Inc. 8080 N. Central Expressway, Suite 210, LB-59 Dallas, TX 75206
Renaissance Capital Growth & Income Fund III, Inc.	1,200,000	(3)	5.1%
8080 N. Central Expressway, Suite 210, LB-59 Dallas, TX 75206
Texas Tech University System	1,914,585	(4)	8.1%
3601 4th Street, BA 112 Lubbock, TX 79430-6206
Meyers Associates, L.P.	1,683,500	(5)	7.2%
45 Broadway, 2nd Floor New York, NY 10006
Bruce Meyers	1,683,500	(6)	7.2%
45 Broadway, 2nd Floor New York, NY 10006
Management:
Robert Baron	243,254	(7)	1.0%
Arthur P. Bollon, Ph.D.	1,822,617	(8)	7.7%
Robert Comer, CPA, MBA	149,000	(9)	*
Mario Feola, M.D.	271,528	(10)	1.1%
Jan Simoni, Ph.D., DVM	271,528	(11)	1.1%
Ghassan Nino, CPA, CMA	3,293,387	(12)	13.9%
Robert E. Dragoo, Jr.	78,000	(13)	*
Bernhard Mittemeyer, M.D.	186,582	(14)	*
All Directors and Executive Officers as a group (8 persons)	6,315,896	(15)	25.6%
* Represents less than 1 % of the outstanding shares of our Common Stock.

(1)
The indicated ownership is based solely on a Schedule 13G/A filed with the SEC by the beneficial owners on February 14, 2009. The Schedule 13G/A was filed on behalf of Ghassan Nino, the Vice Chairman of our Board of Directors, Nino Partners, LLC, a Texas limited liability company (“Nino Partners”). Mr. Nino is the Managing Member of Nino Partners and, as such, has sole voting and dispositive power with respect to the 1,851,047 shares of Common Stock owned of record by Nino Partners.

(2)
The indicated ownership is based solely on a Schedule 13G filed with the SEC by the beneficial owners on February 14, 2008.  The Schedule 13G was filed on behalf of US Special Opportunities Trust PLC (“BFS”), Renaissance US Growth Investment Trust PLC (“R US”), RENN Capital Group, Inc. (“Renn”) and Russell Cleveland. Renn is the investment adviser to BFS and the investment manager to R US. Mr. Cleveland is the President and Chief Executive Officer of Renn. As of February 14, 2008, each of BFS and R US was the owner of record and beneficial owner of 1,245,999 and 1,710,000 shares of Common Stock, respectively. Each of BFS and R US share voting and dispositive power over their respective shares with Renn. Mr. Cleveland may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Renn.

(3)
The indicated ownership is based solely on a Schedule 13G filed with the SEC by Renaissance Capital Growth & Income Fund III, Inc. (“RCG”) on February 14, 2007. RCG has sole voting and dispositive power over 1,200,000 shares of Common Stock.

(4)
Under the terms of the license agreement with Texas Tech, in lieu of receiving royalty payments under the license agreement, we agreed to issue to Texas Tech a payment equal to 5% of our then-authorized capital stock (678,820 shares), subject to anti-dilution protection. In May 2004, TTU agreed to waive its anti-dilution protection in exchange of 135,765 shares of Common Stock. The Chancellor of Texas Tech University System has sole voting and dispositive power with respect to the shares of our Common Stock owned by Texas Tech. On May 5, 2008, the Company agreed to license certain technology from TTUHSC titled Orthogonal Method for the Removal of Transmissible Spongiform Encephalopathy Agents from Biological Fluids (“ORTH Technology”). Under the terms of this new license agreement, we issued Texas Tech 500,000 shares of the Company’s Common Stock.  In December 2009, the Company issued 600,000 additional shares of the Company’s Common Stock for past services conducted by TTU.

(5)
The indicated ownership is based solely on a Schedule 13G filed with the SEC by Bruce Meyers on September 2, 2009.  The number of shares of Common Stock that Meyers Associates, L.P. could be deemed to beneficially own includes: (a) 1,158,500 shares of our Common Stock, issued to Meyers Associates, L.P. including 437,500 shares in connection with our October 2004 private placement and 721,000 shares pursuant to the financial consulting services agreement dated September 12, 2006 and (b) 525,000 shares issued to Bruce Meyers as president of Meyers Associates, L.P.  There are 779,000 restricted shares issued and outstanding under the 2006 financial consulting services agreement which are subject to forfeiture upon the failure of the consultant to achieve certain performance criteria, including assisting the Company in raising additional capital, as set forth in the agreement.

The foregoing does not include the following warrants beneficially owned by Meyers Associates, L.P. because of an agreement by the holders of such warrants to not exercise such warrants until six months after the effectiveness of a registration statement registering the shares underlying such warrants: (i) a warrant to purchase 787,960 shares of our Common Stock; (ii) a warrant to purchase 690,888 shares of our Common Stock issued to Bruce Meyers, the President of Meyers Associates, L.P., which were issued to Mr. Meyers on the consummation of our October 2004 private placement; (iii) warrants to purchase an aggregate of 539,000 shares of Common Stock issued to Meyers Associates upon completion of our 2009 Bridge Offering; (iv) warrants to purchase 70,000 shares of Common Stock issued to Meyers Associates upon completion of our 2010 Bridge Offering, and (v) a warrant to purchase 441,180 shares to Imtiaz Khan, Meyers Associates’, L.P. Managing Partner.  In accordance with the terms of our December 2007 Private Placement Offering, Meyers Associates, L.P. received 30% of all warrants issued to investors. Accordingly, Meyers Associates, L.P. was issued a warrant to purchase 212,136 shares of our Common Stock on December 31, 2008, a warrant to purchase 90,535 shares of our Common Stock in March, 2008 and a warrant to purchase 52,500 shares of our Common Stock in June, 2008.

(6)
The number of shares of Common Stock that Meyers Associates, L.P. could be deemed to beneficially own includes: (a) 1,158,500 shares of our Common Stock, issued to Meyers Associates, L.P. including 437,500 shares in connection with our October 2004 private placement and 721,000 shares pursuant to the financial consulting services agreement dated September 12, 2006 and (b) 525,000 shares issued to Bruce Meyers as president of Meyers Associates, L.P.  There are 779,000 restricted shares issued and outstanding under the 2006 financial consulting services agreement which are subject to forfeiture upon the failure of the consultant to achieve certain performance criteria, including assisting the Company in raising additional capital, as set forth in the agreement.

The foregoing does not include the following warrants beneficially owned by Bruce Meyers because of an agreement by the holders of such warrants to not exercise such warrants until six months after the effectiveness of a registration statement registering the shares underlying such warrants: (i) a warrant to purchase an aggregate of 690,888 shares of our Common Stock allocated to Mr. Meyers by Meyers Associates, L.P. out of the 2,382,372 warrants that we issued to Meyers Associates, L.P. in connection with our October 2004 private placement; (ii) warrants to purchase 787,960 shares of our Common Stock issued to Meyers Associates, L.P. in connection with our October, 2004 private placement; (iii) warrants to purchase an aggregate of 539,000 shares of Common Stock issued to Meyers Associates upon completion of our 2009 Bridge Offering, and (iv) warrants to purchase 70,000 shares of Common Stock issued to Meyers Associates upon completion of our 2010 Bridge Offering.  In accordance with the terms of our December 2007 Private Placement Offering, Meyers Associates, L.P. received 30% of all warrants issued to investors. Accordingly, Meyers Associates, L.P. was issued a warrant to purchase 212,136 shares of our Common Stock on December 31, 2008, a warrant to purchase 90,535 shares of our Common Stock in March, 2008 and a warrant to purchase 52,500 shares of our Common Stock in June, 2008.

(7)
Mr. Baron is our Chairman of the Board.  The number of shares of Common Stock Mr. Baron may be deemed to beneficially own includes: (a) 89,254 shares of Common Stock; (b) options to purchase 154,000 shares of Common Stock granted to Mr. Baron between November 11, 2004 and December 31, 2009, all of which vested immediately upon issuance. All option grants to Mr. Baron have a ten-year term.

(8)
Dr. Bollon is our President and Chief Executive Officer. The number of shares of Common Stock that Dr. Bollon may be deemed to beneficially own includes: (a)1,381,836 shares of Common Stock owned of record by Dr. Bollon; (b) 217,223 shares of Common Stock owned of record by Biogress LLC, of which Dr. Bollon is a principal member and founding partner and has 50% voting and dispositive power; (c) options to purchase 80,558 shares of Common Stock granted to Dr. Bollon on April 23, 2008. The number of shares of Common Stock that Dr. Bollon may be deemed to beneficially own does not include unvested options to purchase 79,442 shares of Common Stock granted in 2008. All option grants to Dr. Bollon have a five-year term.

(9)
Mr. Comer is Interim Chief Financial Officer and Secretary and a director. The number of shares of Common Stock that Mr. Comer may be deemed to beneficially own includes: (a) options to purchase 149,000 shares of Common Stock granted to Mr. Comer between April 6, 2005 through December 31, 2009 (which were fully vested and immediately exercisable on issuance). All option grants to Mr. Comer have a ten-year term.

(10)
Dr. Feola is a co-inventor of HemoTech and is our Chief Medical Officer. The number of shares of Common Stock that Dr. Feola may be deemed to beneficially own includes options to purchase 271,528 shares of Common Stock granted to Dr. Feola on December 15, 2003, all of which are fully vested and immediately exercisable. The options will expire on December 14, 2013.

(11)
Dr. Simoni is a co-inventor of HemoTech and is our Acting Vice President and Principal Investigator of Research and Development since November, 2002. On July 13, 2005, the Company entered into an Advisory agreement with Dr. Simoni. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock, all of which are fully vested and exercisable.  The option grant to Dr. Simoni has a ten year term.

(12)
Ghassan Nino is the founder and Vice-Chairman of the Board. The number of shares of Common Stock that Mr. Nino may be deemed to beneficially owned includes: (a) 217,223 shares of Common Stock owned of record by Biogress, of which Mr. Nino is a principal member and founding partner and has 50% voting and dispositive power; (b) 1,851,047 shares of Common Stock owned of record by Nino Partners, of which Mr. Nino is Managing Member; (c) 1,086,113 shares of Common Stock owned of record by Mr. Nino; and (d) options to purchase 139,000 shares of Common Stock, granted to Mr. Nino between December 29, 2004 and December 31, 2009 (all of which vested immediately on issuance). Mr. Nino’s options have a five-year term and were issued at a price 110% above the fair market value of the share price on the date of grant.

(13)
Mr. Dragoo is a director. The number of shares of Common Stock that Mr. Comer may be deemed to beneficially own includes: (a) options to purchase 78,000 shares of Common Stock granted to Mr. Dragoo between January 28, 2009 through December 31, 2009 (which were fully vested and immediately exercisable on issuance). All option grants to Mr. Dragoo have a ten-year term.

(14)
Dr. Mittemeyer is a Director of the Company. The number of shares of Common Stock Dr. Mittemeyer may be deemed to beneficially own includes: (a) options to purchase 27,152 shares of Common Stock granted to Dr. Mittemeyer on October 31, 2003; (b) options to purchase 5,430 shares of Common Stock, granted to Dr. Mittemeyer on November 4, 2004; (c) options to purchase 154,000 shares of Common Stock, granted to Dr. Mittemeyer between December 29, 2004 through December 31, 2009.  All option grants to Dr. Mittemeyer are fully vested and immediately exercisable and have a ten-year term.

(15)
For purposes of determining the number of shares beneficially owned by directors and executive officers as a group, any shares beneficially owned by more than one director or officer are counted only once.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and the holders of greater than 10% of our Common Stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish us with copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations from such executive officers, directors and stockholders with respect to the period from January 1, 2008 through December 31, 2008, we are not aware of any required Section 16(a) reports that were not filed on a timely basis.

Robert Baron, Chairman of the Board and then a director, filed a Form 5 reporting one late filing for the issuance of 40,000 shares of Common Stock on October 26, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders Agreement

On October 31, 2003, we entered into a stockholders’ agreement with each of Texas Tech, Dr. Bollon, Mr. Nino, Biogress and Nino Partners, under which we granted to each of such stockholders a right of first offer with respect to all future sales of any shares of our common stock or our convertible securities.  Each of these stockholders waived their right of first offer with respect to our October 2004 private placement.  In addition, we granted each such stockholder “piggyback registration rights” in connection with any proposed registration of shares of our common stock (other than in an initial public offering).

2009 Bridge Offering

On November 30, 2009,  the Company completed the 2009 Bridge Financing consisting of gross proceeds of $385,000. As a result of this closing $385,000 of 10% promissory notes that may convert into common stock at the earlier of one year from the date of issuance, or the Company’s completion of at least a $1,500,000 equity financing.  The bridge investors received four (4) shares of our common stock for each $1.00 of bridge notes purchased, or a total of 1,540,000 shares of common stock. In addition, 539,000 warrants were issued to our placement agent with essentially the same terms as our investor warrants; however, these warrants are only callable when the Company provides a notice of redemption and a registration statement for the underlying shares is effective.  Our placement agent, who is also a principal shareholder of the Company also received approximately $48,000 in fees and expenses.

Other Transactions

On October 31, 2008, Dr. Arthur Bollon, the Company’s Chief Executive Officer, exercised his options to acquire 651,668 shares of the Company’s common stock at an exercise price of $0.20 per share or $130,334.  In lieu of cash payment, the chief executive officer returned 130,334 shares of common stock to the Company for the exercise price of the options. The shares were valued at $130,334 based on the closing price per share on the date of issuance. No compensation expense was recorded as a result of this cashless transaction.

Robert Baron, Chairman of the Board, loaned the Company $10,000 during 2009 for which he received 40,000 shares of common stock.  The loan was due on October 31, 2009 and has been paid back with ten (10%) percent interest.

Audit Committee Related Party Transaction Policy

Our Audit Committee adopted a Related Party Transactions Policy on May 3, 2006.  Under such policy, any proposed transaction between the Company and (i) any person who is an officer or director of the Company or (ii) any person or entity that is a “Related Party” to a person who is an officer or director of the Company shall be prohibited, unless the Audit Committee shall determine in advance of the Company entering into any such transaction that there is a compelling business reason to enter into such a transaction, in accordance with the guidance set forth in the policy.

For these purposes, a “Related Party” is (i) a person who is an immediate family member of an officer or director or a spouse of an officer or director or someone else who is related by blood to either an officer or director or spouse of an officer or director; or (ii) an entity which is owned or controlled by an officer or director or a spouse or other immediate family member of an officer or director or an entity in which an officer or director, any spouse of an officer or director or any other immediate family of an officer or director or spouse of an officer or director is deemed to have a substantial ownership interest or control of such entity by virtue of such person owning more than 20% of such entity. Additionally, a “Related Party” may be a person or entity that proposes to enter into a transaction with the Company if the Audit Committee finds that such transaction would violate Item 404 of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for audit and other services provided by M&K CPAs, PLLC, the Company’s independent registered public accounting firm, for the years ended December 31, 2009 and 2008 and by Eisner LLP, the Company’s independent registered public accounting firm for the year ended December 31, 2008. All of the services listed below were approved by the Audit Committee.

Year	Audit Fees (1)	Audit–Related Fees(2)	Tax Fees	All Other Fees	Total Fees
2009	$25,000	$0	$0	$0	$25,000
2008	$85,000	$17,500	$0	$2,500	$105,000	(3)

(1)
“Audit Fees” consist of fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.  The audit fees paid and/or accrued by the Company to M&K CPAs, were combined for both the year ended December 31, 2009 and to re-audit the year ended December 31, 2008.

(2)	Audit services provided in connection with other statutory or regulatory filings.

(3)	Of this amount $94,000 was paid in 2009 towards payment of 2008 fees to Eisner LLP. No fees have been paid or accrued to Eisner for services rendered in 2009.

Pre–Approval Policies and Procedures

Applicable SEC rules require the Audit Committee to pre-approve audit and non-audit services provided by our independent registered public accounting firm.

The Audit Committee pre-approves all audit and non-audit services to be performed for the Company by its independent registered public accounting firm. The Audit Committee does not delegate the Audit Committee’s responsibilities under the Exchange Act to the Company’s management. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to grant pre-approvals of audit services of up to $25,000; provided that any such pre–approvals are required to be presented to the full Audit Committee for ratification at its next scheduled meeting. The Audit Committee has determined that the rendering of the services other than audit services by Eisner LLP is compatible with maintaining Eisner’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1	Certificate of Incorporation of HemoBioTech, Inc. (1)

3.2	Certificate of Amendment of the Certificate of Incorporation of HemoBioTech, Inc. (1)

3.3	By-Laws of HemoBioTech, Inc. (1)

4.1	Form of Warrant to Purchase Common Stock. (1)

4.2	Form of 10% Convertible Unsecured Promissory Note. (1)

*4.3	Form of 10% Bridge Note.

9.1	Voting Agreement, dated as of July 15, 2004, by and among Ghassan Nino, Nino Partners, LLC and Biogress LLC, as acknowledged by HemoBioTech, Inc. and Arthur Bollon. (1)

10.1	2003 Stock Option/Stock Issuance Plan. (1)

10.2	Registration Rights Agreement, dated as of October 27, 2004, between HemoBioTech, Inc. and Meyers Associates, L.P., as agent for the purchasers named therein. (1)

* Filed with this report.

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

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

10.5	Employment Separation and Release Agreement, dated as of July 15, 2004, by and between HemoBioTech, Inc. and Ghassan Nino. (1)

10.6	Form of Director and Officer Indemnification Agreements with each of Arthur Bollon, Ghassan Nino, Walter Haeussler, Robert Baron, Bernhard Mittemeyer, Mark Rosenblum and Robert Comer. (1)

10.7	Stockholders Agreement, dated as of October 31, 2003, by and among HemoBioTech, Inc., Arthur Bollon, Ghassan Nino, Nino Partners, LLC and the other stockholders named therein. (1)

10.8	Service Agreements, dated November 23, 2004, by and between HemoBioTech, Inc. and JPM-CEO Partners, Ltd. (1)

10.9	Sponsored Research Agreement, dated July 18, 2002, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

+10.10	Stage II Sponsored Research Agreement, dated December 13, 2004, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

10.11	License Agreement, dated January 22, 2002, by and between HemoBioTech, Inc. and Texas Tech University System. (3)

+10.12	Letter Agreement, dated May 14, 2004, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (3)

10.13	Consulting Agreement, dated October 14, 2004, by and between HemoBioTech, Inc. and Larry Helson. (1)

10.14	Service Agreement, dated as of May 25, 2004, by and between HemoBioTech, Inc. and BioLink Life Sciences, Inc. (1)

10.15	Employment Agreement, dated April 1, 2005, by and between HemoBioTech, Inc. and Mark J. Rosenblum. (2)

++10.16	Stage III Sponsored Research Agreement, effective as of January 1, 2006, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center. (5)

++10.17	Advisory agreement dated July 13, 2005 by and between HemoBioTech and Dr. Jan Simoni. (4)

++10.18	Stage IV Sponsored Research Agreement, effective as of January 1, 2007, by and between HemoBioTech, Inc. and Texas Tech University Health Sciences Center.

10.19	Form of Subscription Agreement (7)

10.20	Form of Registration Rights Agreement (7)

10.21	Modification, Settlement and Release Agreement dated March 4, 2009 by and between Mark J. Rosenblum and HemoBioTech, Inc.(6)

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

*10.22	Form of January 2010 Stock and Note Purchase Agreement

10.23	Modification, Settlement and Release Agreement, dated March 4, 2009, by and between Mark J. Rosenblum and HemoBioTech, Inc.(6)

21.1	Subsidiaries of HemoBioTech, Inc. (1)

*31.1	Certification of Principal Executive Officer

*31.2	Certification of Principal Financial Officer

*32.1	Section 1350 Certification of Principal Executive Officer

*32.2	Section 1350 Certification of Principal Financial Officer
__________________________
  *filed with this report

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

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on January 20, 2006.

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on March 9, 2009.

(7) Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008.

ITEM 8. FINANCIAL STATEMENTS

The following financial statements and schedules that constitute Item 8 are filed as a part of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
HemoBioTech, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of HemoBioTech, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HemoBioTech, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
May 26, 2010

HemoBioTech. Inc.
(A Development Stage Company)
Balance Sheets
(Rounded to the nearest thousand)

	December 31,
	2009	2008
		(Restated)

ASSETS

Current assets:
Cash and cash equivalents	$55,000	$443,000
Prepaid and other assets	83,000	269,000
Total current assets	138,000	712,000
Equipment, net	25,000	41,000
Restricted cash	55,000	55,000

Total Assets	$218,000	$808,000

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	$529,000	$538,000
Notes Payable	270,000	-
Total current liabilities	799,000	538,000
Deferred rent	37,000	38,000

Total Liabilities	836,000	576,000

STOCKHOLDERS' EQUITY

Common Stock —— $.001 par value
23,493,434 in 2009 and 20,642,125 in 2008 shares issued and outstanding	24,000	21,000
Additional paid-in capital	17,169,000	15,683,000
Deficit accumulated during the development stage	(18,032,000)	(15,693,000)
Common stock payable	221,000	221,000
	(618,000)	232,000

Total Equity	$218,000	$808,000

HemoBioTech. Inc.
(A Development Stage Company)
Statements of Operations
(Rounded to the nearest thousand)

	Years ended December 31,		(Unaudited) Cumulative from October 3, 2001 Through December 31,
	2009	2008	2009
		(Restated)
Revenue	$-	$-	$-

Operating expenses:
Research and development	442,000	1,540,000	4,053,000
General and administrative	1,855,000	2,327,000	12,184,000

Other (income) expenses:

Interest expense	47,000	-	2,158,000
Interest income	(5,000)	(35,000)	(363,000)

Net Loss	$(2,339,000)	$(3,832,000)	$(18,032,000)

Basic and diluted loss per share common share	$(0.11)	$(0.19)

Shares outstanding — basic and diluted	21,441,059	19,953,543

HemoBioTech. Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Capital Deficiency)
(Rounded to the nearest thousand)
(Unaudited)

								Deficit
				Note				Accumulated
			Additional	Receivable	Common			During the
	Common		Paid-In	Placement	Stock	Unearned		Development
	Shares	Amount	Capital	Agreement	Payable	Compensation		Stage	Total

Issuance of shares to Texas Tech University Health Service Center (January 22, 2002) ($.001)	678,820	$1,000	$	$	$	$		$	$1,000

Issuance of shares to Ghassan Nino (January 30, 2002 ($.001)	1,086,113	1,000	1,000						2,000

Estimated fair value of stock granted for services (January 30, 2002) ($.001)	217,223		1,000						1,000

Issuance of shares to Ghassan Nino (January 31, 2002) ($.001)	2,715,280	3,000	2,000						5,000

Issuance of shares to Marlin and Evilene Nino (February 07, 2002) ($.001)	678,820	1,000							1,000

Net loss for the year								(235,000)	(235,000)

Balance- December 31, 2002	5,376,256	6,000	4,000					(235,000)	(225,000)

Issuance of shares to Munir Nino (January 20, 2003) ($.001)	217,224

Estimated fair value of stock granted for compensation (April 8, 2003) ($.001)	977,502	1,000	1,000						2,000

Estimated fair value of stock granted for services (April 14, 2003) ($.001)	217,223		1,000						1,000

Issuance of shares to Evilene Nino (October 31, 2003) ($.001)	108,613

Expenses paid by stockholder			10,000						10,000

Net loss for the year								(617,000)	(617,000)

Balance – December 31, 2003	6,896,818	7,000	16,000					(852,000)	(829,000)

Contribution of note and related interest (July 15, 2004)			155,000						155,000

Contribution of deferred salary (July 15, 2004)			564,000						564,000

Expenses paid by stockholder			4,000						4,000

Estimated fair value of shares to Texas Tech University Health Service Center (May 22, 2004) ($.85)	135,765		115,000						115,000

Return of shares (July 15, 2004) Note F[4]	(1,086,113)	(1,000)	1,000

Shares issued to placement agent (August 19, 2004) (Note H)	1,500,000	2,000	13,000	(15,000)

Issuance of shares and warrants in Private Placement net of expenses of $528,000 (October 13, 2004 and October 27, 2004)	2,647,080	2,000	2,575,000						2,577,000

Contribution of Salary (October 13, 2004)			11,000						11,000

Contribution of notes and related interest (October 13, 2004)			125,000						125,000

Unearned compensation			13,000				(13,000)

Estimated fair value of vested options granted to Board of Advisors			22,000						22,000

Collection of note (October 13, 2004)				15,000					15,000

Valuation of placement agent’s warrants and shares attributable to debt (see F[3])			803,000						803,000

Net loss for the year								(1,259,000)	(1,259,000)

Balance – December 31, 2004	10,093,550	10,000	4,417,000				(13,000)	(2,111,000)	2,303,000

Amortization							6,000		6,000

Estimated fair value of options vested issued to Board of Advisors			25,000						25,000

Estimated fair value of options issued to Advisor – July 13, 2005			109,000						109,000

Estimated fair value of warrants issued to consultant – July 28, 2005			27,000						27,000

Estimated fair value of warrants issued to consultant – September 13, 2005			7,000						7,000

Conversion of promissory notes into Common Stock net of unamortized discount of $58,000 (at a conversion price of $1.06 per share) – August 17, 2005	765,132	1,000	752,000						753,000

Conversion of promissory notes into Common Stock net of unamortized discount of $7,000 (at a conversion price of $1.06 per share) – September 16, 2005	205,451		211,000						211,000

Conversion of promissory notes into Common Stock net of unamortized discount of $1,000 (at a conversion price of $1.06 per share) – October 21, 2005	66,122		69,000						69,000

Conversion of promissory notes into Common Stock (at a conversion price of $1.06 per share) – October 27, 2005	507,785	1,000	538,000						539,000

Net loss for the year								(3,454,000)	(3,454,000)

Balance – December 31, 2005	11,638,040	12,000	6,155,000				(7,000)	(5,565,000)	595,000

Elimination of unvested compensation			(7,000)				7,000

Stock based compensation – board of advisors and consultant			110,000						110,000

Stock based compensation – employees and directors			178,000						178,000

Conversion of promissory notes into Common Stock -March, 2006	128,264		251,000						251,000

Conversion of promissory notes into Common Stock -April, 2006	14,548		35,000						35,000

Exercise of warrants, net of expenses of $99,000 – January, 2006	1,868,544	2,000	1,880,000						1,882,000

Exercise of warrants, net of expenses of $1,000 – February, 2006	9,412		8,000						8,000

Exercise of warrants, net of expenses of $19,000 – April, 2006	355,885		358,000						358,000

Exercise of warrants, net of expenses of $5,000 - May, 2006	97,118		98,000						98,000

Exercise of warrants, net of expenses of $28,000 – June, 2006	534,652	1,000	537,000						538,000

Exercise of warrants, net of expenses of $121,000 – July, 2006	2,290,424	2,000	2,304,000						2,306,000

Shares issued to financial advisor (September 12, 2006) See Note I[3]	1,500,000	2,000	298,000						300,000

Net Loss for the year								(2,571,000)	(2,571,000)

Balance – December 31, 2006	18,436,887	19,000	12,205,000					(8,136,000)	4,088,000

Net Loss for the period								(3,725,000)	(3,725,000)

Stock based compensation – board of advisors and consultant			107,000						107,000

Stock based compensation – employees and directors			276,000						276,000

Stock based compensation relating to shares issued to financial advisor			855,000						855,000

Estimated fair value of warrants issued to consultant – October 1, 2007			57,000						57,000

Issuance of shares and warrants in Private Placement net of expenses of $106,000 (December 31, 2007)	707,120		686,000						686,000

Balance – December 31, 2007	19,144,007	$19,000	$14,186,000	$	$	$		$(11,861,000)	$2,344,000

HemoBioTech. Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Capital Deficiency)
(Rounded to the nearest thousand)
(Audited)

					Deficit
					Accumulated
			Additional	Common	During the
	Common		Paid-In	Stock	Development
	Shares	Amount	Capital	Payable	Stage	Total

Balance – December 31, 2007	19,144,007	$19,000	$14,186,000	$	$(11,861,000)	$2,344,000

Net Loss for the period					(3,832,000)	(3,832,000)

Stock based compensation-board of advisors and consultants			92,000	221,000		313,000

Stock based compensation -employees and directors			349,000			349,000

Issuance of shares and warrants in Private Placement net of expenses of approximately $122,000 (approximately $147,000 to a shareholder of the Company)	476,784		412,000			412,000

Shares Issued to Texas Tech University at a market price of $1.29 per share (May 1, 2008)	500,000	1,000	644,000			645,000

Shares returned to treasury by officer	(130,334)		(130,000)			(130,000)

Exercise of stock options	651,668	1,000	130,000			131,000

Balance- December 31, 2008 (Restated)	20,642,125	21,000	15,683,000	221,000	(15,693,000)	232,000

Net loss for the period					(2,339,000)	(2,339,000)

Stock based compensation relating to shares issued to consultants	28,333		19,000			19,000

Stock based compensation relating to warrants issued to consultant			81,000			81,000

Stock based compensation relating to shares issued to executive of the Company	65,000		46,000			46,000

Stock based compensation board of advisors and consultants			48,000			48,000

Stock based compensation employees and directors			212,000			212,000

Issuance of shares and warrants in private placement to shareholders of the Company ($.56 per share)	457,142		256,000			256,000

Stock based compensation related to note payable issued	40,000		11,000			11,000

Issuance to Noteholders	1,540,000	2,000	445,000			447,000

Convertible note payable beneficial conversion feature			132,000			132,000

Issuance of shares to consultants	120,834		63,000			63,000

Issuance of shares to Texas Tech	600,000	1,000	173,000			174,000

Balance - December 31, 2009	23,493,434	$24,000	$17,169,000	$221,000	$(18,032,000)	$(618,000)

HemoBioTech. Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008
and from October 3, 2001 through December 31, 2009
(Rounded to the nearest thousand)

	Years Ended		(Unaudited) October 3, 2001 (Inception) Through December 31,
	2009	2008	2009
		(Restated)
Cash flows from operating activities
Net income (loss)	$(2,339,000)	$(3,832,000)	$(18,032,000)
Adjustments to reconcile net income (loss) to net cash (used) in operating activities:
Estimated fair value of options, warrants and compensatory stock	1,102,000	663,000	3,974,000
Conversion charge - interest expense	-	-	43,000
Notes issued for services - related party	-	-	354,000
Expenses paid by stockholder	-	-	14,000
Amortization of deferred financing costs	(68,000)	-	955,000
Amortization of debt discount	17,000	-	806,000
Depreciation	16,000	9,000	35,000
Deferred Rent	(1,000)	(5,000)	37,000
Contribution of salary	-	-	11,000
Research and Development-Purchase of a new technology	-	645,000	645,000
Changes in:
Accounts payable and accrued expenses	(9,000)	285,000	1,241,000
Accrued interest	-	-	139,000
Prepaid expenses	254,000	251,000	(14,000)
Net cash provided (used) in operating activities	(1,028,000)	(1,984,000)	(9,792,000)

Cash flows from investing activities
Sale/(Purchase) of Short-Term Investments	-	-	(55,000)
Purchase of property and equipment	-	-	(59,000)
Net cash provided (used) in investing activities	-	-	(114,000)

Cash flows from financing activities
Net proceeds from issuance of common stock and debt	640,000	412,000	5,505,000

Payment of notes	-	-	(734,000)
Exercise of warrants, net	-	-	5,190,000
Net cash provided (used) by financing activities	640,000	412,000	9,961,000

Increase (Decrease) in cash and cash equivalents	(388,000)	(1,572,000)	55,000
Cash and cash equivalents - beginning of period	443,000	2,015,000	-
Cash and cash equivalents - end of period	$55,000	$443,000	$55,000

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	-	-	$112,000

Supplemental non-cash investing and financing activities
Accrued salary exchanged for Note	-	-	$150,000
Employees / stockholders contribution to salary	-	-	$564,000
Stockholders contribution of convertible note payable and related interest	-	-	$280,000
Conversion of carrying value of convertible notes payable and accrued interest of $18,000 (2006) and $97,000 (2005) into common stock and non-cash concessions	-	-	$1,815,000
Cashless exercise of stock options	-	$130,000	$130,000

HEMOBIOTECH, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE A - THE COMPANY

HemoBioTech, Inc., a Texas corporation was founded in 2001.  In 2003, a sister corporation named “HemoBioTech, Inc.,” was incorporated in the state of Delaware.  On December 1, 2003, HemoBioTech, Inc. (Texas) was merged with and into HemoBioTech, Inc., (Delaware), with HemoBioTech, Inc. (Delaware) as the surviving entity.  This entity is referred to herein as the “Company”.

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

NOTE B - BASIS OF PRESENTATION

The Company has incurred cumulative losses of $18,032,000 through the year ended December 31, 2009, has not generated any revenue, and has been dependent on funding operations through the private sale of convertible debt and equity securities. At December 31, 2009, the Company had $55,000 in cash and cash equivalents. Management believes that current cash resources and cash received subsequent to the balance sheet date will not be sufficient to fund operations for the next twelve months. Management's plans include continuing to finance operations through one or more private or public offerings of equity securities.

The financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company’s financial conditions indicate that there is substantial doubt upon the company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustment that might be necessary if sufficient additional funding is not received so that the Company can continue its operations.  While the Company has been able to obtain such funding in the past, there can be no assurance that they will be able to do so in the future.

All amounts, except earnings per share information, have been rounded to the nearest thousand.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(1) RESEARCH AND DEVELOPMENT:

Research and development costs are charged to expense as incurred. Costs include the amortization of payments made to TTUHSC for the Sponsored Research Agreement, spending with outside laboratories and consultants, and purchase of equipment related to our research and development efforts and the purchase of certain technology from TTUHSC titled Orthogonal Method for the Removal of Transmissible Spongiform Encephalopathy Agents from Biological Fluids (“ORTH Technology”), See also Note D – “Agreements with TTUHSC”

(2) LOSS PER COMMON SHARE:

Basic and diluted loss per common share is based on the net loss divided by the weighted average number of common shares outstanding during the period. No effect has been given to the following outstanding potential common shares such as options, warrants and outstanding shares subject to forfeiture issued to a financial services consultant during September 2006 in the diluted computation as their effect would be anti-dilutive:

	2009	2008
Stock Options	2,344,031	1,668,031
Warrants	4,833,589	4,236,447
Total	7,177,620	5,904,478

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS:

On January 1, 2008, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

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

(5) RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2009, FASB released the Codification which became the source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  For all financial statements issued after September 15, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative.  The codification does not change how we account for our transactions or the nature of related disclosures made.  However, when referring to guidance issued by the FASB, we will refer to topics in the Codification rather than the superseded standards.  The adoption of the Codification did not have an impact on the condensed financial position, results of operations, cash flows or financial statement disclosures.

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

During the first quarter of 2009, the Company adopted FASB ASC 825, Financial Instruments (formerly referenced as SAFS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115), which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value.  The Company has not elected the fair value option for any eligible financial instruments and; therefore, there was no impact on the Company’s financial position, results of operations or cash flows.

In June 2008, FASB established that an entity should use a two step approach to evaluate whether an equity-linked financial instruments (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarified the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The standard was effective as of January 1, 2009.  The adoption of these standards did not have a material impact on the financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance which is included in the Codification in ASC 808, “Collaborative Arrangements” (ASC 808), which is effective for calendar-year companies beginning January 1 2009.  ASC 808 clarified the manner in which costs, revenues and sharing payments made to, or received by, a partner in a collaborative arrangement should be presented in the income statement and set forth certain disclosures that should be required in the partners’ financial statements.  The adoption of these standards did not have a material impact on the financial position, results of operations or cash flows.

(6) STOCK-BASED COMPENSATION

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Sholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price. The Black-Sholes model is also used for our valuation of warrants.

(7) IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

(8) CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

The Company considered all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.  Restricted cash at December 31, 2009 and 2008 represents $55,000 of cash invested in a certificate of deposit which the Company is obligated to hold under the terms of their lease agreement.

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

The Company adopted the provisions of Financial Accounting Standards Board interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007.  FIN 48 has been incorporated into FASB ASC 740.  As a result of the implementation of FIN 48, we recognized no adjustment for uncertain tax provisions.  At the adoption date of January 1, 2007, we had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that more likely than not to be realized.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.  As of December 31, 2009, the Company had not recorded any provisions for accrued interest and penalties related to uncertain tax positions. At December 31, 2009, we had a deferred tax asset which was fully reserved by a valuation allowance to reduce the deferred tax asset to the amount that more likely than not to be realized

The tax years 2005 through 2009 remain open to examination by the major tax jurisdictions to which we are subject.

NOTE D - AGREEMENTS WITH TEXAS TECH UNIVERSITY HEALTH SCIENCES CENTER ("TTUHSC")

On January 22, 2002, the Company entered into an exclusive license agreement with TTUHSC with respect to receiving certain patented rights.  The Company is committed to the exploitation of such patented rights.

In consideration for entering into the agreement, the Company issued 678,820 shares of common stock to TTUHSC (subject to anti-dilution protection).  These shares issued were valued at approximately $1,000, their estimated fair value, and charged to operations.  The Company has agreed to reimburse TTUHSC for all intellectual property protection costs and patent maintenance fees.  On May 20, 2004, TTUHSC agreed to waive its anti-dilution protection in exchange for 135,765 additional shares of common stock.  Such shares were valued at approximately $115,000, their estimated fair value, and charged to operations. In addition, subject to obtaining FDA approval of a blood substitute product, the Company has agreed to fund, over a four-year period, $1.2 million to support efforts in incubating and commercializing other TTUHSC technologies.  As of December 31, 2009, such approval had not been obtained.  Under the agreement, the Company reserves the right of first refusal on licensing and commercializing other technology developed from such funding. In addition, in July 2002, the Company entered into a Sponsored Research Agreement (“SRA”) with TTUHSC for the period September 1, 2002 through August 31, 2006.  In December 2004, the Company paid a fee of approximately $231,000 to fund the next phase of its research under the SRA through December 31, 2005.

In January 2006, the Company entered into a Stage III SRA with TTUHSC for the period January 1, 2006, to December 31, 2006.  In connection therewith, the Company made an initial payment of approximately $287,000 which was amortized during 2006.

In January 2007, the Company entered into a Stage IV SRA with TTUHSC for the period beginning January 1, 2007. In connection therewith, the Company made an initial payment of approximately $780,000. This amount will be charged to operations as incurred based on monthly reporting to the Company by TTUHSC.  As of December 31, 2009, approximately $15,000 is included in prepaid expenses on the accompanying balance sheet. Additional payments may be made to TTUHSC under the agreement based on mutually agreed upon budgets.

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

The term of the agreement extends to the full end of the term or terms for which patent rights have not expired or, if only technology rights are licensed and no patent rights are applicable, for a term of 15 years. The license agreement calls for a nonrefundable license documentation fee of $10,000 and 500,000 shares of the Company’s common stock.  The price per share of the Company’s common stock on May 5, 2008 was $1.29 per share.  Accordingly, the Company recorded a charge to research and development expense for $655,000. The agreement also contains an annual renewal fee of $10,000 per year and a royalty based on net sales of Licensed Products (as defined by the agreement) sold by the Company that contain the patented ORTH Technology.  The royalty percentage will be lower if Licensed Products are not protected by a valid patent. The agreement calls for a minimum royalty beginning six months after approval of a Licensed Product by the FDA. No royalty applies to the embedded ORTH Technology in the sale of our HemoTech product. The Company is permitted to sublicense the ORTH Technology and TTUHSC will receive a portion of both cash and non cash remuneration received by the Company for a sublicense.  Additionally, the Company will pay TTUHSC a portion of any royalty received by Company from a sublicense.

The Company has also agreed to issue up to 275,000 additional shares of the Company’s common stock in the event TTUHSC purchases certain equipment used in the HemoTech process. The equipment will be owned by TTUHSC, will be used to further the development of HemoTech, and will be charged to research and development expense when purchased.  As of December 31, 2009, no such equipment has been purchased by TTUHSC.

Pursuant to a letter agreement dated October 26, 2009, by and between the Company and TTUHSC, the Company is required to raise a minimum of $3 million prior to February 19, 2010, which did not occur.  If the Company is unable to raise $3 million, unless such deadline is extended, of which there can be no assurance, the Company agreed that its Board of Directors “in cooperation with TTUHSC will replace the management team at HemoBioTech within 30 days and TTUS could decide on other causes of action related to the license agreements” with TTUS.”  As of the date of this report, TTUHSC has not taken any action to enforce its rights.  In addition, if we do not fund a $1.5 million major primate study out of the $3 million capital raised, or otherwise, the management team will be replaced under such terms described above and TTUS may pursue all rights and remedies under the 2002 and 2008 license agreements.

Also pursuant to the letter agreement dated October 26, 2009, by and between the Company and TTUS, the Company issued 600,000 common shares to TTUS for past scientist services and use of TTUS facilities for development of HemoTech and the ORTH technologies valued at $174,000 based on the share price on the date of issuance.

The agreement may be terminated by either party by mutual written agreement upon 180 days notice, or by TTUHSC based on certain provisions relating to defaults according to the agreement.

The Sponsored Research Agreements may be terminated by either party on 90 days written notice.

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2009	2008

Professional Fees	$428,000	$409,000
Liquidated Damages	38,000	38,000
Other	63,000	91,000
Total	$529,000	$538,000

NOTE F – CONVERTIBLE DEBT AND STOCKHOLDERS' EQUITY

(1) PRIVATE PLACEMENTS:

During December 2007, the Company circulated a Private Placement Term Sheet and Exhibits (“the 2007 Private Placement”) for the purpose of raising additional capital. Our Private Placement offering of units consists of one share of HemoBioTech, Inc. common stock (“Share”) and one warrant (Warrant”) to purchase one share of common stock (collectively, the “Unit”) may  result in up to $6,000,000 in gross proceeds, subject to an over-allotment option  for up to an additional $1,000,000 in gross proceeds.  The purchase price per Unit is based on the average of the closing price of the Company’s common stock on the OTC bulletin Board for the ten trading days immediately preceding the date of the initial closing of the 2007 Private Placement, discounted by 20%. Each Warrant is exercisable for the purchase of one share of our common stock at 150% ($1.68) of the per Unit price for a period of five years from the effective registration date of the shares underlying the Warrants. The warrants may be redeemed in whole or in part by the Company, upon 30 day’s written notice, at price of $0.01 share, provided the weighted average closing price of the Common Stock exceeds 185% of the per-Unit purchase price for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given and the registration statement for underlying shares is effective.

In addition, the Company is obligated to issue warrants to its placement agent in the amount of 30% of the total warrants issued to investors on essentially the same terms; however, these warrants are only callable when the Company provides a notice of redemption and a registration statement for the underlying shares is effective. This offering closed on October 31, 2008.

On December 31, 2007, the Company completed an initial close of the 2007 Private Placement consisting of gross proceeds of approximately $792,000 at the per Unit price of $1.12. As a result of this closing, 707,120 shares of the Company’s common stock was issued along with warrant agreements for the issuance of 707,120 additional shares upon exercise of the warrants at an exercise price of $1.68. Net of expenses, primarily to our financial advisor, the Company received net proceeds of $686,000. In addition, 212,136 warrants were issued to our placement agent with essentially the same terms as our investor warrants; however, these warrants are only callable when the Company provides a notice of redemption and a registration statement for the underlying shares is effective. The warrants were valued at December 31, 2007 using the Black-Scholes stock option valuation model and totaled $621,000 and $186,000 for the investors and placement agents respectively.

For the twelve months ended December 31, 2008, the Company raised additional funds associated with its December 2007 Private Placement consisting of gross proceeds of $534,000 at the per unit selling price of $1.12.  As a result, 476,784 shares of our common stock were issued along with warrant agreements for the issuance of 476,784 additional shares upon exercise of the warrants at an exercise price of $1.68.  Net of expenses, including $72,000 to a significant shareholder, the Company received net proceeds of $412,000.  The relative fair value of the common stock was $229,000 and relative fair value of the warrants were $184,000.  In addition, 143,035 warrants were issued to our placement agent, who is also a shareholder of the Company. The warrants were valued using the Black-Scholes stock option valuation model and totaled $91,000.

(1) PRIVATE PLACEMENTS, continued:

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

Based on negotiations with the placement agent, the Company agreed to a fair value for the common stock of $.85 per share and calculated the fair value of each warrant to be $0.53 using the Black-Scholes option pricing model.  Prior to the revision in the method of valuing the common stock, the Company used Black-Scholes to value both common stock and warrants. The gross proceeds from the sale of each unit were allocated based on the relative fair values to each of the components.

Convertible notes payable	$31,000
Common stock	$31,000
Stock Warrants	$38,000
Total	$100,000

Based on the allocation of the relative fair values to the components of the 2004 Private Placement offering, the debt discount was calculated to be $855,000, which was amortized as expense to interest expense over the term of the notes.

The Company agreed to file a registration statement within 60 days of final closing of the 2004 Private Placement and to use commercially reasonable efforts to cause the registration statement to be effective within 120 days of final closing.  In the event the registration statement was not filed and declared effective within the required time, the Company would incur liquidated damages of 2% per month based on the subscription amount of each purchaser in the Company October 2004 Private Placement. In connection therewith, during 2005, the Company incurred liquidating damages aggregating approximately $48,000. As of December 31, 2009 and 2008, the Company owes $38,000 of such damages.

During 2009, the Company received $256,000 from two shareholders of the Company in exchange for 457,142 shares and warrants representing an equal number of shares.  These warrants are exercisable at $0.84 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants.  The warrants are subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equals or exceeds $1.04 for a period of at least 20 consecutive trading days at a redemption price of $0.1 per warrant.  The relative fair value of the common stock was $124,000 and the relative fair value of the warrants were $132,000, using the Black-Scholes warrant valuation model.

(2) CONVERTIBLE NOTES PAYABLE:

During October and through November 30, 2009, the Company received $385,000 in gross proceeds, coincident with a short-term bridge financing (“Bridge Notes”). In exchange for this amount, the Company issued 10% Promissory Notes that may convert into shares of the Company’s common stock at the earlier of one year from the date of issue or upon the Company’s issuance of at least $1,500,000 in a Private Placement financing. The Bridge Notes are payable in either cash or the Company’s common stock, at the Company’s discretion. Additionally the Bridge Note investors received four shares of the Company’s common stock for each $1.00 invested in the Bridge Notes or an aggregate of 1,540,000 shares of common stock. The net proceeds from the Bridge Notes was approximately $305,000. The value associated with the 1,540,000 common shares is $447,000 and was charged to operations during 2009.

(2) CONVERTIBLE NOTES PAYABLE, continued:

The placement agent in the Bridge Notes is also a financial advisor to the Company and a significant shareholder of the Company. For fees and expenses coincident with the Bridge Notes, the placement agent received warrants to purchase an aggregate of 539,000 shares of Common Stock valued at approximately $48,000.

The Bridge Notes will convert to common stock at a price determined by a contemplated $3,000,000 Private Placement financing.  The Private Placement terms include a conversion price of the Bridge Notes to the company’s common stock at the lower of $0.25 or a 25% discount to the 10-day trading weighted average of the closing price of the Company’s common stock prior to the first closing.  The Company has reserved 1,540,000 common shares for this conversion.

The beneficial conversion feature from the conversion of the Bridge Notes to common stock and the debt discount, which is valued at $132,000 based on the effective conversion price and the market price on the date of issuance, will be amortized to interest expense using the effective interest method over the life of the Bridge Notes.

(3) STOCK WARRANTS:

In connection with the 2007 Private Placement, through December 31, 2009 the Company issued 1,183,904 Class A warrants to investors exercisable at $1.68 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants. The warrants are subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equaled or exceeded $2.07 for a period of at least 20 consecutive trading days at a redemption price of $0.01 per warrant.

In addition, the Company issued to its placement agent warrants totaling 30% of the total warrants issued to investors. Accordingly, the Company issued 355,171 warrants to the placement agent through December 31, 2009.

In connection with the 2007 Private Placement, through the closing, the Company issued 1,183,904 Class A warrants to investors exercisable at $1.68 per share through the fifth anniversary of the effectiveness of a registration statement of shares underlying the warrants.  The warrants are subject to redemption, at the Company’s sole option, after one year from the date of effectiveness of the registration statement of common stock underlying the warrants if the common stock price equaled or exceeded $2.07 for a period of at least 20 consecutive trading days at a redemption price of $0.01 per warrant.

During 2007, the Company granted 120,000 warrants to a service provider as compensation.  The warrants vest over a nine month period.  In connection therewith, the Company valued 90,000 vested warrants using the Black-Scholes option pricing model and recorded a compensation charge of $57,000.

In May 2008, the Company granted 135,000 warrants at prices ranging from $1.60 to $2.50 to two service providers as compensation.  These warrants vested over nine months beginning in November 2008. General and administrative expenses were charged $18,000 during 2008.

The following assumptions were used for all compensatory warrants issued to service providers:

	December 31,
	2009	2008

Range of Exercise Price	$0.50 $2.50	$1.00-$2.50
Maturity	5 Years	5 Years
Risk Free Interest Rate	1.67%-4.0%	3.22%-4.0%
Volatility	80%-88%	80%

(3) STOCK WARRANTS, continued:

At December 31, 2009, the Company had the following warrants outstanding:

	Exercise Price	Expiration Date	Number of Shares Reserved
Placement Agent – 2004	$0.90	May 13, 2010	2,382,372
Other	$1.00	July 28, 2009	50,000
Other	$1.06	September 13, 2009	10,000
Other	$1.90	September 28, 2011	120,000	(1)
Class A- 2007	$1.68	December 30, 2013	1,183,904	(2)
Placement Agent – 2007	$1.68	December 30, 2013	355,171
Other	$1.50-$2.25	March 6,2014	200,000
Other	$1.60-$2.50	May, 2013	135,000
Class A-2009	$0.84	May,2010	457,142
Total			4,893,589

(1)	Subject to vesting.
(2)	Subject to redemption (see Note F(1)).

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

6) STOCK OPTION/STOCK ISSUANCE PLAN:

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

Additional information on shares subject to options is as follows:

At December 31, 2009, 139,463 options were available for grant under the Plan. The following tables present information relating to stock options under the Plan as of December 31, 2009.

	2009			2008
	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price	Shares	Aggregate Intrinsic Value	Weighted Average Exercise Price

Options outstanding at beginning of period	1,668,031		0.88	1,886,990	—	$0.88
Granted during the period	676,000		0.40	461,715	—	$1.18
Options Exercised during the period	—			651,668		$.20
Options Cancelled during the period	—			29,006		$1.06
Options outstanding at end of period	2,344,031	295,885	0.74	1,668,031	$364,389	$0.88
Options exercisable at end of period	2,223,115	83,880	0.72	1,444,165	353,493	$0.84
Options Not Vested at end of period	120,916	212,005	0.91	223,866	$10,896	$1.20

Options vested or expected to vest	2,344,031	295,885	0.74	1,668,031	$364,389	$0.88

December 31, 2009

		Options Outstanding		Options Exercisable
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Yrs	Shares	Weighted Average Exercise Price
$0.18-$0.50	1,170,526	$0.25	5.9	1,170,526	$0.25
$0.51-$.94	371,645	$0.69	6.8	352895	$0.70
$1.00-$1.65	566,860	$1.25	6.8	471,151	$1.26
$1.75-2.42	235,000	$2.03	7.0	228,543	$2.04

	2,344,031	$0.74	6.4	2,223,115	$0.72

(6) STOCK OPTION/STOCK ISSUANCE PLAN, continued:

As of December 31, 2009, 2,223,115 options were fully vested. A summary of the status of the Company’s non-vested options as of December 31, 2009 and changes during the years ended December 31, 2009 and 2008, are presented below.

	2009		2008
	Stock Options	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Grant Date Fair Value
Nonvested at January 1,	232,866	$1.02	160,684	$1.12
Granted through 4th Quarter	676,000	$0.41	461,715	$0.92
Options vested through 4th Qtr	(787,950)	$0.49	(384,517)	$0.92
Options cancelled during 4th Qtr	—	$—	(14,016	$—
Nonvested at December 31,	120,916	$1.14	223,866	$1.02

The unrecognized compensation cost related to non vested employee and director share-based compensation granted under the Plan for the years ended December 31, 2009 and 2008 were $96,000 and $217,000 respectively. The cost expected to be recognized over a weighted –average period for the years ended December 31, 2009 and 2008 were 2.15 years and 1.95 years, respectively.

The weighted-average fair values at date of grant for options granted during the years ended December 31, 2009 and 2008 were $0.34 and $0.92 respectively. The value of the options was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2009	2008
Expected life in years	5-10	5-10
Interest rate	.95% - 4.5%	.95% - 4.5%
Volatility	88% - 95%	88% - 95%
Dividend yield	165%	0%

On October 31, 2008, the Company’s chief executive officer exercised his options to acquire 651,668 shares of the Company's common stock at an exercise price of $0.20 per share or $130,334. In lieu of cash payment, the chief executive officer returned 130,334 shares of common stock to the Company for the exercise price of the options. The shares were valued at $130,334 based on the closing price per share on the date of issuance. No compensation expense was recorded as a result of this cashless transaction.

NOTE G – INCOME TAXES

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities.
	2009		2008
Deferred Tax Asset
Net operating loss		$5,132,000		$4,256,000
Stock based compensation		498,000		393,000
Other		297,000		297,000
Research & development credit		156,000		126,000
		$6,083,000		$5,072,000
Valuation Allowance		$(6,083,000)		$(5,072,000)
Net deferred tax asset	$	(—)	$	(—)

The deferred tax assets represent the benefits of its net operating loss and certain expenses not currently deductible for tax purposes.  The Company has provided a full valuation allowance for such deferred tax assets due to uncertainty to realize such benefits in the future.

At December 31, 2009 the Company had approximately $15,094,000 and $156,000 in net operating loss and research and development credit carry-forwards for federal income tax purposes which expire as follows:

Year	Net Operating Year Losses	Research & Development Credit
2023	$134,000	$0
2024	928,000	11,000
2025	3,424,000	12,000
2026	2,162,000	27,000
2027	3,435,000	41,000
2028	2,434,000	35,000
2029	2,577,000	30,000
	$15,094,000	$156,000

The difference between the statutory tax rate of 34% and the company's effective tax rate is primarily due to the increase in the valuation allowance of $1,011,000 (2009) and $1,257,000 (2008) and certain expenses not deductible for tax purposes.

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

(2) CONSULTING AGREEMENTS:

On October 14, 2004, the Company entered into an advisory agreement with a member of our scientific advisory board to receive technical advisory services. The agreement can be terminated by either party on 30 days' written notice. The agreement provides for $1,500 per month and the issuance of an option under the Plan to purchase 15,000 shares of common stock of the Company at an exercise price of $0.85 per share. In addition, at the end of each year of service on the advisory board, the Company will grant an additional non-qualified stock option to purchase 5,000 shares of Common Stock at an exercise price equal to the then fair market value of the Common Stock. Such options vest 25% on the first anniversary and then monthly thereafter over a period of thirty six months. During the twelve months ended December 31, 2009 and 2008, $1,000 and $5,000 were charged to operations as stock based compensation respectively.

On July 13, 2005, the Company entered into an advisory agreement with its Acting Vice President and Principal Investigator of Research and Development to receive advisory services on technical, medical and market issues related to HemoBioTech, including its second generation blood substitute, HemoTech. The agreement provides for non-qualified stock options to purchase 271,528 shares of Common Stock of HemoBioTech at an exercise price per share of $0.18, subject to vesting through July 13, 2009. In connection therewith, the Company recorded a charge of $24,000 and $41,000 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, 271,528 options had vested.  The Company will record additional charges as and when the options vest at the then fair value.

 On January 16, 2008, the Company granted stock options to two scientific consultants employed by TTUSHC.  Each grant provides for 75,000 non-qualified stock options to purchase shares of the Company’s stock at an exercise price of $1.19 which was the fair market value of the Company’s shares on the grant date.  The options vest 25% immediately and the remaining 75% vest monthly over the next 36 months.  Accordingly, the Company recorded a charge of $32,000 and $62,000 to stock based compensation during the twelve months ended December 31, 2009 and 2008, respectively.

During January, 2009 the Company engaged the advisory services of a consultant for the purpose of assisting with press releases or announcements related to the Company, assist with telephone conferences with investor groups, and provide information in the industry in which the Company conducts business. The agreement does not have a termination date and maybe terminated by either party with 30 days written notice.  The consultant was required to sign a confidentiality agreement and was paid 20,000 shares of the Company’s unregistered common stock.  The per share price of the Company’s common stock on the date of the agreement approximated $0.70 per share.  Accordingly, the Company recorded a charge of $14,000 to stock based compensation.

During February, 2009, the Company granted options to a new member of its Board of Directors who received 15,000 stock options vest immediately.  Stock based compensation expense will be recorded in the company’s financial Statement beginning March, 2009 using the Black Scholes option pricing model.  The stock based compensation was $8,000 during 2009.

During February, 2009 the Company engaged the advisory services of a consultant for the purpose of assisting with short and long term strategic needs of the Company, assist in the development of a business plan, provide general advice and assist in providing the capital structure of the Company, assist with staffing and recruiting.  The consultant will assist the Company in its effort to obtain equity investment and related financing including potential federal funding.  The consultant will also identify and help negotiate with potential strategic and joint venture partners, identify and assist in negotiations with potential acquisition and merger candidates and assist in addressing the HIV/AIDS community and potential benefits of HemoTech.  The agreement was for one year and was subject to termination for cause by either party on 60 days written notice.  The Company agreed to pay the consultant 100,000 shares of the Company’s common stock and agreed to register these shares with the next registration statement of the Company.  The stock was to be earned in twelve equal monthly installments of 8,333 shares per month.  The Company issued 91,667 shares in 2009.  The Company recorded a charge of $43,000 to stock based compensation for 2009.  Additionally the Company provide to the consultant warrants to purchase up to 100,000 shares of the Company’s common stock at $1.50 per share and 100,000 shares of the Company’s common stock at $2.25 per share exercisable for five years.  The warrants vested 100% on the grant date and were valued using Black Scholes pricing model.  Accordingly, the Company charged operations $81,000 during 2009.  The Company has also agreed to reimburse the consultant on a monthly basis for its reasonable out of pocket expenses not to exceed $4,000 per month.

During March, 2009 the Company added a new member to its Scientific Advisory Board.  The terms of the  agreement call for at least one year of service and may be terminated by either party at any time with 45 days notice.  The advisor will provide the Company services on technical and medical issues related to the development and use of HemoTech for prevention of HIV and company matters.  Upon signing the agreement the Company granted 100,000 shares of qualified stock options at an exercise price per share of $0.51.  The options will vest 25% immediately and the balance over twelve months.  Stock based compensation expense for the year ended December 31, 2009 using the Black Scholes option pricing model was $32,000.

During April, 2009, the Company entered into an advisory agreement whereby the Company was to receive financial and political assistance. Pursuant to this agreement, the consultant received 25,000 common shares valued at $18,000.

During May, 2009, the Company entered into an advisory agreement which terminated in August, 2009. During 2009, the Company issued 12,500 common shares valued at $8,750 as a portion of this consideration paid under the agreement.

(3) FINANCIAL ADVISOR AGREEMENT:

On September 12, 2006, the Company entered into a three-year agreement with its placement agent and financial advisor for consulting services related to corporate finance and other financial services. The financial advisor is also a significant shareholder in the Company. The services shall include assisting the Company in evaluating and negotiating particular contracts or transactions, if requested to do so by the Company and to raise for the Company its next financing of up to $10 million with a minimum of $6 million in the next 18 months from the date of the agreement.   As compensation for such services, the Company agreed to issue 1,500,000 shares of its common stock. The agreement states that 500,000 shares would vest to the consultant on the one year anniversary of the agreement.  Accordingly, on September 12, 2007, 500,000 shares vested to the financial consultant. The remaining 1,000,000 shares are subject to forfeiture in the event that the consultant fails to achieve certain performance criteria, including assisting the Company in raising additional capital, set forth in the agreement. The December 2007 Private Placement closed on October 31, 2008. As of December 31, 2008, the financial advisor had helped the Company raise approximately $1,326,000.

During 2008, the Company has agreed to award the financial advisor approximately 221,000 of the 1,000,000 shares and 143,000 warrants to purchase stock, that were subject to forfeiture. In addition, the agreement provides for a fee, paid in shares of the Company's stock, if the financial advisor acts as a finder or financial consultant in various business transactions in which the Company may be involved such as mergers, acquisitions or joint ventures during the term of the agreement. Accordingly, the Company has recorded $221,000 and $91,000 for the value of the stock and warrants, respectively, for the twelve months ended December 31, 2008. $1,215,000 has been charged to operations since the inception of the agreement. The Company will record an additional expense over the service period related to this stock issuance as and when the performance criteria are met at the then market price of the stock. There are currently no contractual amounts due to the financial advisor.

(4) OTHER ARGEEMENTS:

During March, 2009 the Company signed a Modification Settlement and Release Agreement to amend the employment agreement of its Chief Financial Officer and Secretary (the “Executive”).  The agreement calls for a lump sum payment to the Executive of $25,000 and 65,000 shares of the Company’s common stock on the exchange for a reduction to the Executive’s salary.  The per share price of the Company’s common stock on the date the agreement approximated $0.70 per share (aggregate of $46,000).  The Company charged $71,000 to operations in 2009 related to this agreement.

During December, 2009, the company issued 40,000 common shares valued at $12,000 in return for a $10,000 short-term loan made to the Company during October, 2009.

NOTE I – SUBSEQUENT EVENTS

The Company has evaluated events after the date of these financial statements, December 31, 2009 through the time of filing with the Securities and Exchange Commission, the following are the subsequent events noted:

In April, 2010, the Company received $50,000 in gross proceeds in exchange for two 10% promissory notes issued on the same term as the Bridge Note described above, except there is no mandatory conversion of the notes. The investor received 200,000 shares of Common Stock in consideration of his investment. The placement agent, who is also a financial advisor and significant stockholder of the company, received $8,500 in fees and expenses and warrants to purchase 70,000 shares of common stock at the lower of $0.25 or the next offering price.

NOTE J – RESTATEMENT

The Company has restated its annual financial statements from amounts previously reported for periods ended December 31, 2008. The Company has determined that there were certain errors in the amounts as reported previously. Accordingly, the 2008 financial statements have been restated to reflect the correction of these errors.

The following line items in the 2008 financial statements were affected:

		2008 as
		Originally Reported	2008 as Restated	Effect of Change
Balance Sheet:
Prepaid expenses	A	294,000	269,000	(25,000)
Accrued expenses	A	(389,000)	(538,000)	(149,000)
Retained Earnings	A, B	15,323,000	15,693,000	370,000

Statement of Operations:
General and administrative	A, B	1,957,000	2,327,000	370,000
Total Expenses	A, B	3,497,000	3,867,000	370,000
Net Income (Loss)	A, B	$(3,462,000)	$(3,832,000)	$(370,000)
Basic and Diluted Earnings Per Share		$0.018	$0.019	$0.001

Statement of Shareholders’ Equity:
Additional Paid-in Capital	B	(15,838,000)	(15,813,000)	25,000
Retained Earnings	A, B	15,323,000	15,693,000	370,000

Legend:
A – Amounts adjusted due to services being provided during the year.
B – Amounts adjusted for value of warrants and options issued during year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HemoBioTech, Inc.
(Registrant)

By: /s/ Robert Comer	By: /s/ Arthur P. Bollon
Robert Comer	Arthur P. Bollon, Ph.D.
Interim Chief Financial Officer and Secretary	Chairman of the Board, President and Chief Executive Officer
(Principal Financial Officer)	(Principal Executive Officer)

Dated: May 26, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Robert Baron	Chairman of the Board	May 26, 2010
Robert Baron

/s/ Arthur P. Bollon	Chairman of the Board, President	May 26, 2010
Arthur P. Bollon, Ph.D.	and Chief Executive Officer

/s/ Robert Comer	Interim Chief Financial Officer,	May 26, 2010
Robert Comer	Secretary and Director

/s/ Bernhard Mittemeyer	Director	May 26, 2010
Bernhard Mittemeyer, M.D.

/s/ Ghassan Nino	Director	May 26, 2010
Ghassan Nino, C.P.A, CMA

/s/ Robert E. Dragoo, Jr.	Director	May 26, 2010
Robert E. Dragoo, Jr.